Form 10-Q
period 1996-04-30
RENCO METALS INC
filed 1996-05-28
CIK 911566

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549


                                      FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended APRIL 30, 1996

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______ to _______

                           COMMISSION FILE NUMBER 33-68230


                                  RENCO METALS, INC.
                (Exact name of registrant as specified in its charter)

               DELAWARE                                      13-3724916
    (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                       Identification No.)

         238 NORTH 2200 WEST
         SALT LAKE CITY, UTAH                                  84116
(Address of principal executive offices)                     (Zip Code)


                                    (801) 532-2043
                  Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                           [X]  YES    [ ]  NO


Number of shares outstanding of each of the registrant's classes of common stock, as of May 24, 1996:
COMMON STOCK, NO PAR VALUE                                          1,000 SHARES

                                      FORM 10-Q

                                  RENCO METALS, INC.

                             QUARTER ENDED APRIL 30, 1996


                                  TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

TABLE OF CONTENTS                                                          2

PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL  STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS - APRIL 30, 1996 AND
         OCTOBER 31, 1995                                                  3

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME - SIX AND
         THREE MONTHS ENDED APRIL 30, 1996 AND 1995                        4

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX
         MONTHS ENDED APRIL 30, 1996 AND 1995                              5

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                            8

PART II - OTHER INFORMATION

   ITEM 5 - OTHER INFORMATION                                              9

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              10

SIGNATURES                                                                11

                         RENCO METALS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)



                                                                                APRIL 30,          October 31,
                                                                                  1996                1995
                               Assets                                          (UNAUDITED)          (Audited)
                               ------                                          -----------         -----------
Current assets:
   Cash and cash equivalents                                                    $  32,007           $  30,091
   Accounts receivable, less allowance for doubtful accounts of
       $570 in 1996 and $514 in 1995                                               27,710              27,854
   Inventories, net (note 2)                                                       24,293              21,631
   Prepaid expenses and other current assets                                        1,377               1,376
                                                                                -----------         -----------
           Total current assets                                                    85,387              80,952
                                                                                -----------         -----------
Property, plant, and equipment, net                                                33,680              32,014
Other assets, net                                                                   3,234               3,585
                                                                                -----------         -----------
                                                                                $ 122,301           $ 116,551
                                                                                -----------         -----------
                                                                                -----------         -----------
                 Liabilities and Stockholder's Equity
                 ------------------------------------
Current liabilities:
   Accounts payable                                                             $   6,394           $   7,511
   Accrued expenses                                                                14,216              14,327
   Other current liabilities                                                          260                 234
                                                                                -----------         -----------
           Total current liabilities                                               20,870              22,072
                                                                                -----------         -----------
Long-term debt                                                                     77,505              77,997
Other liabilities                                                                  12,103              11,722
                                                                                -----------         -----------
           Total liabilities                                                      110,478             111,791
                                                                                -----------         -----------
Stockholder's equity:
   10% preferred stock, $1,000 par value.  Authorized, issued,
       and outstanding 8,500 shares                                                 8,500              8,500
   Common stock, no par value.  Authorized, issued, and
       outstanding 1,000 shares                                                         1                   1
   Additional paid-in capital                                                         500                 500
   Retained earnings (accumulated deficit)                                          3,035              (4,028)
   Minimum pension liability adjustment                                              (213)               (213)
                                                                                -----------         -----------
           Total stockholder's equity                                              11,823               4,760
Commitments and contingencies
                                                                                -----------         -----------
                                                                                $ 122,301           $ 116,551
                                                                                -----------         -----------
                                                                                -----------         -----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         RENCO METALS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)






                                                                      SIX MONTHS                             THREE MONTHS
                                                                    ENDED APRIL 30,                         ENDED APRIL 30,
                                                           -------------------------------         -------------------------------
                                                               1996                1995                1996                1995
                                                           -----------         -----------         -----------         -----------
Sales                                                      $  99,110           $  87,681           $  50,739           $  45,409

Costs and expenses:
   Cost of sales                                              56,238              58,900              28,925              30,596
   Depreciation, depletion, and amortization                   3,369               2,878               1,689               1,439
   Selling, general, and administrative expenses               8,967               8,898               4,744               4,544
                                                           -----------         -----------         -----------         -----------
           Total costs and expenses                           68,574              70,676              35,358              36,579
                                                           -----------         -----------         -----------         -----------
                   Income from operations                     30,536              17,005              15,381               8,830

Other income (expense):
   Interest income                                               830                 210                 364                 138
   Interest expense                                           (5,034)             (5,056)             (2,514)             (2,527)
                                                           -----------         -----------         -----------         -----------
           Total other income (expense)                       (4,204)             (4,846)             (2,150)             (2,389)

               Income before income taxes                     26,332              12,159              13,231               6,441

Provision for income taxes                                     9,447               5,000               4,641               2,695
                                                           -----------         -----------         -----------         -----------
                   Net income                              $  16,885           $   7,159           $   8,590           $   3,746
                                                           -----------         -----------         -----------         -----------
                                                           -----------         -----------         -----------         -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         RENCO METALS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)


                                                               SIX MONTHS
                                                             ENDED APRIL 30,
                                                      --------------------------
                                                          1996           1995
                                                      -----------    -----------
Net cash provided by operating activities:            $  17,302      $   9,580
                                                      -----------    -----------
Cash flows from investing activities:
   Capital expenditures                                  (5,022)        (3,352)
                                                      -----------    -----------
             Net cash used in investing activities       (5,022)        (3,352)
                                                      -----------    -----------
Cash flows from financing activities:
   Net repayments under revolving credit agreements        (484)        (1,199)
   Long-term borrowings                                       -            500
   Repayment of long-term debt                               (8)            (1)
   Dividends                                             (9,822)             -
   Other                                                    (50)             -
                                                      -----------    -----------
             Net cash used in financing activities      (10,364)          (700)
                                                      -----------    -----------
Increase in cash and cash equivalents                     1,916          5,528
Cash and cash equivalents, beginning of period           30,091          7,881
                                                      -----------    -----------
Cash and cash equivalents, end of period              $  32,007      $  13,409
                                                      -----------    -----------
                                                      -----------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for interest           $   4,648      $   4,657
   Cash paid during the period for income taxes       $   9,346      $   3,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         RENCO METALS, INC. AND SUBSIDIARIES
                            NOTES TO FINANCIAL STATEMENTS
                                (dollars in thousands)


(1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements have been prepared from the accounting records of Renco Metals, Inc. (Renco Metals) and its subsidiaries, Magnesium Corporation of America (Magcorp), and Sabel Industries, Inc. (Sabel), without audit (except where presented data is specifically identified as audited) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

    Renco Metals is a holding company that has no independent operations, and its only assets are cash and its investments in Magcorp and Sabel. Renco Metals, senior notes are unconditionally and fully guaranteed, jointly and severally, by both of its subsidiaries, Magcorp and Sabel (the Guarantors). Separate financial statements of the Guarantors are not presented because, in management's opinion, such financial statements would not be material to investors. Summarized financial information on the combined Guarantors is presented below:


                 SUMMARIZED COMBINED GUARANTOR FINANCIAL INFORMATION




                                                 SIX MONTHS                  THREE MONTHS
                                              ENDED APRIL 30,               ENDED APRIL 30,
                                                (UNAUDITED)                   (UNAUDITED)
                                        --------------------------    --------------------------
                                            1996           1995           1996           1995
                                        -----------    -----------    -----------    -----------
Statement of operations data:
    Net sales                           $  99,110      $  87,681      $  50,739      $  45,409
    Cost of sales                       $  56,328      $  58,900      $  28,925      $  30,596
    Net income                          $  16,817      $   7,053      $   8,543      $   3,697

                                                                       APRIL 30,     OCTOBER 31,
                                                                          1996           1995
                                                                      (UNAUDITED)     (AUDITED)
                                                                      -----------    -----------
Balance sheet data:
    Current assets                                                    $  79,529      $  75,163
    Noncurrent assets                                                 $  36,914      $  35,599
    Current liabilities                                               $  18,232      $  19,434
    Noncurrent liabilities                                            $  14,608      $  14,719

                         RENCO METALS, INC. AND SUBSIDIARIES
                            NOTES TO FINANCIAL STATEMENTS
                                (dollars in thousands)

(2) INVENTORIES

    Inventories consist of the following:

                                                   APRIL 30,      OCTOBER 31,
                                                      1996            1995
                                                  (UNAUDITED)      (AUDITED)
                                                 -------------   -------------
         Finished goods                          $   14,800      $   12,600
         Brine in ponds                               2,126           2,677
         Spare parts and supplies                     6,759           5,897
         Raw materials and work-in-process              908             798
                                                 -------------   -------------
                                                     24,593          21,972
         Less LIFO reserve                              300             341
                                                 -------------   -------------
                                                 $   24,293      $   21,631
                                                 -------------   -------------
                                                 -------------   -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - SIX MONTHS ENDED APRIL 30, 1996 COMPARED TO SIX MONTHS ENDED APRIL 30, 1995

SALES for the six month period ended April 30, 1996 increased 13.0 percent over the prior period. The increase was attributable to a 23.1 percent increase in Magcorp's revenues, which was offset by a 12.1 percent decrease in Sabel's revenues. Magcorp's magnesium shipments increased 1.3 percent and average selling price increased 21.4 percent. Both selling price and sales volume were impacted by favorable demand trends in the magnesium market. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no assurance that the current favorable trends will continue. Sabel's sales decrease was due to a general weakening of prices and volume throughout all the steel markets in which Sabel operates.

COST OF SALES for the six month period ended April 30, 1996 decreased 4.5 percent despite higher sales levels. Magcorp's cost of sales decreased 0.3 percent primarily due to decreases in certain energy costs when compared to the corresponding period in 1995. Magcorp's cost of sales is highly sensitive to acquired energy costs and levels of production; unit costs will increase as production levels decrease. The cost of sales at Sabel decreased 15.7 percent, which percentage is higher than the sales decrease discussed above due to lower cost of goods purchased for resale in the current period.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the six month period ended April 30, 1996 increased primarily due to increased depreciation of plant and equipment as the result of recent capital equipment additions.

INTEREST INCOME for the six month period ended April 30, 1996 increased $0.6 million due to cash and cash equivalent balances on hand that increased to an average of $31.0 million in the current period from an average of $10.6 million in the corresponding prior period.

INCOME TAX EXPENSE was 35.9 percent and 41.1 percent of pre-tax earnings for the six month period ended April 30, 1996 and 1995, respectively. The primary difference in the effective rate is attributable to depletion credits allowable for Magcorp's operations in profitable fiscal years, which were not included in the income tax provision for the period ended April 30, 1995 due to uncertainties at that date regarding eligibility for such credits for the full fiscal year.

RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO THREE MONTHS ENDED APRIL 30, 1995

SALES for the three month period ended April 30, 1996 increased 11.7 percent over the prior period. The increase was attributable to a 21.8 percent increase in Magcorp's revenues, which was offset by a 12.8 percent decrease in Sabel's revenues. Magcorp's magnesium shipments increased 0.4 percent and average selling price increased 20.4 percent. Both selling price and sales volume were impacted by favorable demand trends in the magnesium market. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no assurance that the current favorable trends will continue. Sabel's sales decrease was due to a general weakening of prices and volume throughout all the steel markets in which Sabel operates.

COST OF SALES for the three month period ended April 30, 1996 decreased 5.5 percent despite higher sales levels. Magcorp's cost of sales remained relatively constant despite higher sales levels, primarily due to decreases in certain energy costs when compared to the corresponding period in 1995. Magcorp's cost of sales is highly sensitive to acquired energy costs and levels of production; unit costs will increase as production levels decrease. The cost of sales at Sabel decreased 18.1 percent, which percentage is higher than the sales decrease discussed above due to lower cost of goods purchased for resale in the current period.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the three month period ended April 30, 1996 increased primarily due to increased depreciation of plant and equipment as the result of recent capital equipment additions.

SELLING, GENERAL, AND ADMINISTRATIVE for the three month period ended April 30, 1996 increased 4.4 percent due to accruals directly related to Magcorp's profitability.

INTEREST INCOME for the three month period ended April 30, 1996 increased $0.2 million due to cash and cash equivalent balances on hand that increased to an average of $30.6 million in the current period from an average of $10.8 million in the corresponding prior period.

INCOME TAX EXPENSE was 35.0 percent and 41.8 percent of pre-tax earnings for the three month period ended April 30, 1996 and 1995, respectively. The primary difference in the effective rate is attributable to depletion credits allowable for Magcorp's operations in profitable fiscal years, which were not included in the income tax provision for the period ended April 30, 1995 due to uncertainties at that date regarding eligibility for such credits for the full fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital investments, dividend payments, and interest payment obligations. The Company's primary available source of liquidity is from cash provided by operating activities. The Company also has available a $23.0 million in revolving credit facilities that provide for advances by the lender based on specified percentages of eligible accounts receivable, supplies inventories, and finished goods inventories to a maximum of $20.0 million for Magcorp and $3.0 million for Sabel, net of outstanding letters of credit. As of April 30, 1996, the unused amounts available to Magcorp and Sabel were approximately $18.4 million and $1.0 million, respectively.

In the six month period ended April 30, 1996, $17.3 million was provided by operating activities, of which $5.0 million was used in investing activities, and $10.4 million was used in financing activities (primarily dividends to the Company's sole shareholder), resulting in a net increase in cash for the period of $1.9 million. As of April 30, 1996, the Company has budgeted approximately $11 million for capital expenditures over the remaining six months of the fiscal year. The Company has budgeted approximately $17 million, $26 million, and $19 million for capital expenditures for fiscal 1997, 1998, and 1999, respectively, of which an estimated $40 million is related to magnesium process enhancements that will also improve environmental compliance.

Subsequent to the Company's April 30, 1996 fiscal quarter end, the Board of Directors on May 15, 1996 declared dividends totaling $4.1 million, which were paid May 16, 1996 on all outstanding shares to its sole shareholder. The declaration and payment of dividends by the Company are restricted by the Company's long-term debt agreements, which generally allow dividends up to 50 percent of consolidated net income. Based on profitability and after taking into account the Company's prospects and liquidity needs, the Company plans to pay quarterly dividends to the extent allowed by the Company's long-term debt agreements. Management anticipates that existing cash balances and cash generated from operations, particularly in light of current favorable magnesium pricing trends, and available revolving credit facilities will be sufficient to finance the Company's liquidity needs for the foreseeable future.


                              PART II- OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

On May 24, 1996, the Company issued an Offer to Purchase and Consent Solicitation with respect to its $75.0 million outstanding principal amount of 12% Senior Notes due 2000, soliciting tenders of such Notes at 111 percent of their principal amount plus accrued interest for purchase by the Company, and consents to amendments of the Indenture dated August 1, 1993 under which such Notes were issued. On May 24, 1996, the Company also filed a Registration Statement on Form S-1 with the Securities and Exchange Commission under the Securities Act of 1933 with respect to a proposed public offering of $150.0 million in principal amount of its ____% Senior Notes due 2003, to be guaranteed by its subsidiaries, Magcorp and Sabel.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit                                       Method of Filing
    -------                                       ----------------
     27.     Financial Data Schedules             Filed herewith electronically

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RENCO METALS, INC.
                                       (Registrant)


     May 28, 1996                        /s/  Ira Leon Rennert
- ------------------------               --------------------------------------
Date                                   Ira Leon Rennert
                                       Chairman of the Board and
                                       Principal Executive Officer


     May 28, 1996                        /s/  Roger L. Fay
- ------------------------               --------------------------------------
Date                                   Roger L. Fay
                                       Vice President - Finance
                                       Principal Financial  and
                                       Accounting Officer