Form 10-Q
period 1996-07-31
RENCO METALS INC
filed 1996-08-30
CIK 911566

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JULY 31, 1996
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _______


                   COMMISSION FILE NUMBERS 033-68230, 333-4513


                               RENCO METALS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          13(3724916)
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

        238 NORTH 2200 WEST
        SALT LAKE CITY, UTAH                                    84116
(Address of principal executive offices)                      (Zip Code)

                                 (801) 532(2043)
               Registrant's telephone number, including area code



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



Number of shares outstanding of each of the registrant's classes of common stock, as of August 30, 1996:
COMMON STOCK, NO PAR VALUE                                       1,000 SHARES

                                    FORM 10-Q
                               RENCO METALS, INC.
                           QUARTER ENDED JULY 31, 1996


                                TABLE OF CONTENTS

                                                                      PAGE NO.

TABLE OF CONTENTS                                                         2

PART I - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL  STATEMENTS

     CONDENSED CONSOLIDATED BALANCE SHEETS - JULY 31, 1996
       AND OCTOBER 31, 1995                                               3

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
       NINE AND THREE MONTHS ENDED JULY 31, 1996 AND 1995                 4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
       NINE MONTHS ENDED JULY 31, 1996 AND 1995                           5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           6

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                         9

PART II - OTHER INFORMATION

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              11

SIGNATURES                                                               12

                       RENCO METALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     JULY 31,    OCTOBER 31,
                                                      1996          1995
                    ASSETS                         (UNAUDITED)    (AUDITED)
                                                   -----------   -----------
Current assets:
   Cash and cash equivalents                        $  10,084     $  30,091
   Accounts receivable, less allowance for
     doubtful accounts of $600 in 1996 and
     $514 in 1995                                      24,765        27,854
   Inventories, net (note 2)                           26,784        21,631
   Prepaid expenses and other current assets            4,653         1,376
                                                   -----------   -----------
          Total current assets                         66,286        80,952
                                                   -----------   -----------

Property, plant, and equipment, net                    35,049        32,014
Other assets, net                                       7,149         3,585
                                                   -----------   -----------
                                                    $ 108,484     $ 116,551
                                                   -----------   -----------
                                                   -----------   -----------
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                 $   6,324     $   7,511
   Accrued expenses                                    14,640        14,327
   Other current liabilities                              220           234
                                                   -----------   -----------
          Total current liabilities                    21,184        22,072
                                                   -----------   -----------
Long-term debt (note 3)                               154,531        77,997
Other liabilities                                      11,530        11,722
                                                   -----------   -----------
          Total liabilities                           187,245       111,791
                                                   -----------   -----------
Stockholder's equity (deficit):
   10% preferred stock, $1,000 par value.
     Authorized 8,500 shares; issued and
     outstanding, no shares in 1996 and
     8,500 shares in 1995                                   -          8,500
   Common stock, no par value.  Authorized,
     issued, and outstanding 1,000 shares                   1              1
   Additional paid-in capital                             500            500
   Accumulated deficit                                (79,049)        (4,028)
   Minimum pension liability adjustment                  (213)          (213)
                                                    -----------   -----------
          Total stockholder's equity (deficit)        (78,761)         4,760
Commitments and contingencies
                                                    -----------   -----------
                                                    $ 108,484      $ 116,551
                                                   -----------   -----------
                                                   -----------   -----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                          NINE MONTHS          THREE MONTHS
                                         ENDED JULY 31,       ENDED JULY 31,
                                      -------------------   -------------------

                                       1996         1995     1996        1995

SALES                                 $ 147,125  $ 135,475  $ 48,015  $ 47,794
                                      ---------  ---------  --------  --------
Costs and expenses:
  Cost of sales                          84,512     89,548    28,274    30,648
  Depreciation, depletion, and
    amortization                          4,986      4,316     1,617     1,438
  Selling, general, and
    administrative expenses              17,488     13,387     8,521     4,489
                                      ---------  ---------  --------  --------
       Total costs and expenses         106,986    107,251    38,412    36,575
                                      ---------  ---------  --------  --------
          Income from operations         40,139     28,224     9,603    11,219
Other income (expense):
  Interest income                         1,157        500       327       290
  Interest expense                       (8,348)    (7,601)   (3,314)   (2,545)
                                      ---------  ---------  --------   --------
       Total other income (expense)      (7,191)    (7,101)   (2,987)   (2,255)
          Income before income taxes
            and extraordinary item       32,948     21,123     6,616     8,964
Provision for income taxes               11,735      7,800     2,288     2,800
                                      ---------  ---------  --------  --------
          Income before extraordinary
            item                         21,213     13,323     4,328     6,164
Extraordinary item (less applicable
  income tax benefit of $4,559
    (note 3))                            (7,284)         -    (7,284)        -
                                      ---------  ---------  --------  --------
              Net income (loss)       $  13,929  $  13,323  $ (2,956) $  6,164
                                      ---------  ---------  --------  --------
                                      ---------  ---------  --------  --------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (dollars in thousands)

                                                             NINE MONTHS
                                                           ENDED JULY 31,
                                                       ----------------------
                                                          1996         1995
                                                       ----------    ---------
Net cash provided by operating activities              $  15,583    $  17,495
                                                       ----------    ---------
Cash flows from investing activities -
    Capital expenditures, net                             (7,994)      (4,745)
                                                       ----------    ---------
         Net cash used in investing activities            (7,994)      (4,745)
                                                       ----------    ---------
Cash flows from financing activities:
    Net borrowings (repayments) under revolving
      credit agreements                                       46         (507)
    Repayment of long-term debt                          (73,512)          (5)
    Payment of debt origination and financing fees        (6,680)           -
    Borrowings of long-term debt                         150,000          500
    Redemption of preferred stock                         (8,500)           -
    Dividends                                            (88,950)           -
         Net cash used in financing activities           (27,596)         (12)
                                                       ----------    ---------
Increase (decrease) in cash and cash equivalents         (20,007)       12,73
Cash and cash equivalents, beginning of period            30,091        7,881
                                                       ----------    ---------
Cash and cash equivalents, end of period               $  10,084    $  20,619
                                                       ----------    ---------
                                                       ----------    ---------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for interest            $  8,943     $  9,272
    Cash paid during the period for income taxes        $  9,210     $  5,318



The accompanying notes are an integral part of these condensed consolidated financial statements.

                         RENCO METALS, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared from the accounting records of Renco Metals, Inc. (Renco Metals) and its subsidiaries, Magnesium Corporation of America (Magcorp), and Sabel Industries, Inc. (Sabel), without audit (except where presented data is specifically identified as audited) pursuant to the rules and regulations of the Securities and Exchange Commission. Renco Metals is a 100 percent owned subsidiary of The Renco Group, Inc. (Group). The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

     Renco Metals' senior notes are unconditionally and fully guaranteed, jointly and severally, by both of its subsidiaries, Magcorp and Sabel (the Guarantors), each of which is wholly-owned. Separate financial statements of the Guarantors are not presented because, in management's opinion, such financial statements would not be material to investors because Renco Metals is a holding company with no independent operations and its only assets are cash and its investment in Magcorp and Sabel. Summarized financial information on the combined Guarantors is presented below:

               SUMMARIZED COMBINED GUARANTOR FINANCIAL INFORMATION

                                         Nine months         Three months
                                        Ended July 31,       Ended July 31,
                                          (Unaudited)          (Unaudited)
                                     --------------------  -------------------
                                        1996       1995      1996       1995
                                     --------------------  -------------------
                                             (dollars in thousands)
Statement of operations data:
  Net sales                          $ 147,125  $ 135,475  $ 48,015   $ 47,794
  Cost of sales                      $  84,512  $  88,537  $ 28,274   $ 30,311
  Income before extraordinary item   $  21,102  $  13,159  $  4,285   $  6,106
  Net income (loss)                  $  13,818  $  13,159  $ (2,999)  $  6,106

                                                           JULY 31,  OCTOBER 31,
                                                             1996       1995
                                                          (UNAUDITED) (Audited)
                                                         ----------  ----------
                                                         (dollars in thousands)
Balance sheet data:
  Current assets                                          $  63,009  $  75,163
  Noncurrent assets                                       $  42,198  $  35,599
  Current liabilities                                     $  18,508  $  19,434
  Noncurrent liabilities                                  $  14,561  $  14,719

                          RENCO METALS, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)  INVENTORIES

     Inventories consist of the following:
                                                    JULY 31,    October 31,
                                                      1996          1995
                                                  (UNAUDITED)    (Audited)
                                                  -----------    ----------
                                                    (dollars in thousands)
     Finished goods                                $  17,068      $  12,600
     Brine in ponds                                    2,321          2,677
     Spare parts and supplies                          6,867          5,897
     Raw materials and work-in-process                   828            798
                                                  -----------    ----------
                                                      27,084         21,972
     Less LIFO reserve                                   300            341
                                                  -----------    ----------
                                                   $  26,784      $  21,631
                                                  -----------    ----------
                                                  -----------    ----------


(3)  LONG-TERM DEBT

     Long-term debt consists of the following:
                                                    JULY 31,    October 31,
                                                      1996          1995
                                                  (UNAUDITED)    (Audited)
                                                  -----------    ----------
                                                   (dollars in thousands)
     For Renco Metals:
         11 1/2% senior notes (a)                 $  150,000          $  -
         12% senior notes (b)                          1,500        75,000
     For Magcorp:
         Revolving credit facility (c)                     -             -
     For Sabel:
         Revolving credit facility (c)                 2,568         2,522
         9.7% mortgage note                              479           490
                                                  -----------    ----------
                                                     154,547        78,012
         Less current installments                        16            15
                                                  -----------    ----------
                                                  $  154,531     $  77,997
                                                  -----------    ----------
                                                  -----------    ----------

     The aggregate maturities of long-term debt for each of the twelve-month periods subsequent to July 31, 1996 are as follows: 1997, $16,000; 1998, $20,000; 1999, $2.591 million; 2000, $1.92 million; 2001, $0, and thereafter, $150 million.

     (a) 11 1/2% SENIOR NOTES

     In July 1996, Renco Metals issued $150 million aggregate principal amount of 11 1/2 percent senior notes (the Notes) due July 1, 2003. The Notes were registered under the Securities Act of 1933, as amended, effective June 27, 1996. Proceeds from the issuance of the Notes together with available cash were used to: (i) retire $73.5 million of the existing $75 million 12 percent senior notes due 2000 (Old Notes) at a rate of $1,127.50 per $1,000 principal outstanding plus accrued interest pursuant to a tender offer and consent solicitation, (ii) redeem all of the existing 10 percent preferred stock, held by Group, with a par value of $8.5 million, (iii) pay a dividend to Group in the amount of $75.03 million, (iv) pay certain contractual compensation payments totaling $5.25 million related to the dividend to certain executives of Magcorp, and (v) pay related fees and expenses. An extraordinary charge of $7.28 million (net of income tax benefit of $4.56 million) was incurred as a result of the early extinguishment of Old Notes.

                          RENCO METALS, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)  LONG-TERM DEBT (CONTINUED)

     The Notes are general unsecured obligations of Renco Metals, and are unconditionally and fully guaranteed, jointly and severally, by the Guarantors. Secured indebtedness of Renco Metals and the Guarantors, including borrowings under the Revolving Credit Facilities described below, is senior in right of payments to the Notes with respect to the assets securing such indebtedness. Interest on the Notes is payable semiannually on January 1 and July 1 of each year, commencing January 1, 1997.

     Except under certain circumstances defined in the indenture governing the Notes, the Notes are not redeemable prior to July 1, 2000. Thereafter, the Notes are redeemable, in whole or in part, at the option of Renco Metals, at redemption prices,ranging from 105.75 percent to 100 percent of the principal amount, depending on the date of redemption. The indenture governing the Notes contains certain covenants that, among others, limit the type and amount of additional indebtedness that may be incurred by Renco Metals and impose limitations on investments, loans, advances, the payment of dividends and the making of certain other payments, the creation of liens, certain transactions with affiliates, and certain mergers.


     (b) 12% SENIOR NOTES ("OLD NOTES")

     Concurrent with the issuance of the 11 1/2 percent Notes described above, Renco Metals purchased $73.5 million of the $75 million aggregate principal amount of Old Notes through a tender offer and consent solicitation, and amendments to the indenture governing the Old Notes were executed, leaving $1.5 million of Old Notes remaining outstanding. The amendments to the indenture involved deletion of a number of covenants to facilitate issuance of the new 11 1/2 percent Notes. The Old Notes are due July 15, 2000, are general unsecured obligations of Renco Metals, are unconditionally and fully guaranteed, jointly and severally, by the Guarantors, and have the same rank in right of payment with other senior indebtedness of Renco Metals. On or after July 15, 1998, Renco Metals may, subject to certain conditions, redeem any or all of the remaining $1.5 million Old Notes at 104 percent of the principal amount thereof, declining to 100 percent for redemptions on or after July 15, 1999 (in each case, together with accrued and unpaid interest to the redemption date).

     (c) REVOLVING CREDIT FACILITIES

     Simultaneous with the issuance of the Notes, Magcorp and Sabel entered into amendments to their respective existing revolving credit facility agreements, increasing maximum advances based on specified percentages of certain assets to $33 million for Magcorp and $7 million for Sabel, lowering the interest rate on advances to prime plus one percent, and extending the termination date of the agreements to August 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JULY 31, 1996 COMPARED TO NINE MONTHS ENDED JULY 31, 1995

SALES for the nine month period ended July 31, 1996 increased 8.6 percent over the prior period. The increase was attributable to a 16.6 percent increase in Magcorp's revenues, which was offset by a 12.4 percent decrease in Sabel's revenues. Magcorp's average selling price for magnesium increased 18.6 percent and magnesium shipments decreased 2.0 percent. Selling prices were favorably impacted by an increased percentage of contract sales versus spot sales and by higher US list prices, upon which most contract pricing is based. Volumes were down due to reduced spot sales due to competition from primarily Russian and Chinese ("Eastern") producers. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will continue. Sabel's sales decrease was due to a general weakening of prices and volume throughout all the steel markets in which Sabel operates.

COST OF SALES for the nine month period ended July 31, 1996 decreased 5.6 percent. Magcorp's cost of sales decreased 1.1 percent primarily due to decreases in certain energy costs when compared to the corresponding period in 1995. Magcorp's cost of sales is highly sensitive to acquired energy costs and levels of production; unit costs will increase as production levels decrease. The cost of sales at Sabel decreased 16.4 percent, which percentage is higher than the sales decrease discussed above due to lower cost of goods purchased for resale in the current period.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the nine month period ended July 31, 1996 increased primarily due to increased depreciation of plant and equipment as the result of recent capital equipment additions.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the nine month period ended July 31, 1996 increased 30.6 percent due to one time charges totaling $3.85 million related to contractual compensation payments made to certain executives of Magcorp in connection with the dividend discussed in Note 3 to the financial statements. ($1.4 million of the $5.25 million paid was previously accrued as a result of profitable operations.) Excluding the $3.85 million charge, selling, general, and administrative expenses for the nine month period ended July 31, 1996 did not change significantly from the corresponding prior period.

INTEREST INCOME for the nine month period ended July 31, 1996 increased $0.66 million due to cash and cash equivalent balances on hand that increased to a month-end average of $28.9 million in the current period from a month-end average of $13.0 million in the corresponding prior period.

INTEREST EXPENSE for the nine month period ended July 31, 1996 increased $0.75 million primarily as a result of the issuance of the 11 1/2 percent Notes on July 3, 1996, which increased long-term debt by $76.5 million.

INCOME TAXES are estimated at statutory rates, including estimates of available credits, for both periods presented.

EXTRAORDINARY ITEM expense of $7.28 million recognized on the early retirement of the Old Notes consists of $9.37 million premium paid, accelerated amortization of deferred financing costs of $2.47 million, and related income tax benefits of $4.56 million.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JULY 31, 1996 COMPARED TO THREE MONTHS ENDED JULY 31, 1995

SALES for the three month period ended July 31, 1996 increased .5 percent over the prior period. The increase was attributable to a 5.2 percent increase in Magcorp's revenues, which was offset by a 13.1 percent decrease in Sabel's revenues. Magcorp's average selling price for magnesium increased 13.7 percent and magnesium shipments decreased 8.4 percent. Selling prices were favorably impacted by an increased percentage of contract sales versus spot sales and by higher US list prices, upon which most contract pricing is based. Volumes were down due to reduced spot sales affected by slightly reduced magnesium demand coupled with more availability of Eastern material and higher levels of inventories among non-Eastern magnesium producers. The lower demand was mainly attributable to reduced aluminum can stock production; the aluminum alloying industry is the single largest user of magnesium. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will continue. Sabel's sales decrease was due to a general weakening of prices and volume throughout all the steel markets in which Sabel operates.

COST OF SALES for the three month period ended July 31, 1996 decreased 7.7 percent. Magcorp's cost of sales decreased 3.6 percent primarily due to decreases in certain energy costs when compared to the corresponding period in 1995. Magcorp's cost of sales is highly sensitive to acquired energy costs and levels of production; unit costs will increase as production levels decrease. The cost of sales at Sabel decreased 17.8 percent, which percentage is higher than the sales decrease discussed above due to lower cost of goods purchased for resale in the current period.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the three month period ended July 31, 1996 increased primarily due to increased depreciation of plant and equipment as the result of recent capital equipment additions.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the three month period ended July 31, 1996 increased 89.8 percent due to one time charges totaling $3.85 million related to contractual compensation payments made to certain executives of Magcorp in connection with the dividend discussed in Note 3 to the financial statements. ($1.4 million of the $5.25 million paid was previously accrued as a result of profitable operations.) Excluding the $3.85 million charge, selling, general, and administrative expenses for the three month period ended July 31, 1996 did not change significantly from the corresponding prior period.

INTEREST INCOME for the three month period ended July 31, 1996 increased $37,000 due to cash and cash equivalent balances on hand that were slightly higher on average than the corresponding prior period.

INTEREST EXPENSE for the three month period ended July 31, 1996 increased $0.77 million primarily as a result of the issuance of the 11 1/2 percent Notes on July 3, 1996, which increased long-term debt by $76.5 million.

INCOME TAXES are estimated at statutory rates, including estimates of available credits, for both periods presented.

EXTRAORDINARY ITEM EXPENSE of $7.28 million recognized on the early retirement of the Old Notes consists of $9.37 million premium paid, accelerated amortization of deferred financing costs of $2.47 million, and related income tax benefits of $4.56 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital investments, dividend payments, and interest payment obligations. The Company's primary available source of liquidity is from cash provided by operating activities. The Company also has available $40.0 million in revolving credit facilities that provide for advances by the lender based on specified percentages of eligible accounts receivable, supplies inventories, and finished goods inventories to a maximum of $33.0 million for Magcorp and $7.0 million for Sabel, net of outstanding letters of credit. As of July 31, 1996, the unused amounts available to Magcorp and Sabel were approximately $23.7 million and $4.4 million, respectively.

In the nine month period ended July 31, 1996, $15.6 million was provided by operating activities, of which $8.0 million was used in investing activities (primarily capital expenditures). In July 1996, Renco Metals issued $150 million aggregate principal amount of 11 1/2 percent Senior Notes due July 1, 2003. Proceeds from the issuance of the Notes together with available cash were used to: (i) retire $73.5 million of the existing $75 million 12 percent Senior Notes due 2000 at a rate of $1,127.50 per $1,000 principal outstanding plus accrued interest pursuant to a tender offer and consent solicitation,
(ii) redeem all of the existing 10 percent Preferred Stock with a par value of $8.5 million, (iii) pay a dividend to Group in the amount of $75.03 million,
(iv) pay certain contractual compensation payments totaling $5.25 million related to the dividend to certain executives of Magcorp, and (v) pay related fees and expenses. Including net borrowings under revolving credit agreements and dividends paid earlier in the nine month period ended July 31, 1996, net cash used in financing activities amounted to $27.6 million, contributing to a net decrease in cash for the period of $20.0 million.

As of July 31, 1996, the Company has budgeted approximately $4 million for capital expenditures over the remaining three months of the fiscal year. The Company has budgeted approximately $17 million, $26 million, and $19 million for capital expenditures for fiscal 1997, 1998, and 1999, respectively, of which an estimated $40 million is related to magnesium process enhancements that will also improve environmental compliance.

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


                           PART II- OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EXHIBIT                                   METHOD OF FILING
       4.5     First Supplemental Indenture    Filed herewith electronically
               dated as of July 1, 1996
               supplementing Indenture dated
               as of August 1, 1993 among
               Renco Metals Inc., as Issuer,
               Magnesium Corporation of
               America, and Sabel Industries,
               Inc., as Guarantors, and Fleet
               National Bank, as Trustee,
               relating to 12% Senior Notes
               Due 2000

      27.      Financial Data Schedules        Filed herewith electronically

(b) The following report on Form 8-K was issued during the quarter for which this report is filed:

    ITEMS REPORTED               FINANCIAL STATEMENTS FILED   DATE OF REPORT

    Item 5-Other event:                       none              July 3, 1996
      Exhibit filing for
      completed indenture,
      dated as of July 1,
      1996, for the 11 1/2%
      Senior Notes due 2003

                               S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RENCO METALS, INC.
                                             (Registrant)




    August 30, 1996                            /s/    Ira Leon Rennert
- --------------------------------             -----------------------------
Date                                         Ira Leon Rennert
                                             Chairman of the Board and
                                             Principal Executive Officer



    August 30, 1996                            /s/    Roger L. Fay
- --------------------------------             -----------------------------
Date                                         Roger L. Fay
                                             Vice President - Finance
                                             Principal Financial  and
                                             Accounting Officer