Form 10-K405
period 1996-10-31
RENCO METALS INC
filed 1997-01-28
CIK 911566

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended OCTOBER 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _______


                  COMMISSION FILE NUMBERS 33-68230, 333-4513


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

Securities registered pursuant to Section 12(b) of the Act:      NONE

Securities registered pursuant to Section 12(g) of the Act:      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[X] YES   [ ]  NO

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

Number of shares outstanding of each of the registrant's classes of common stock, as of January 27, 1996: COMMON STOCK, NO PAR VALUE: 1,000 SHARES. Aggregate market value of the voting stock held by non-affiliates of the registrant: $0; all shares of the voting stock of the registrant are owned by its parent, The Renco Group, Inc.

Documents incorporated by reference:     NONE

     ----------------------------------------------------------------------

                                   FORM 10-K
                               RENCO METALS, INC.
                       FISCAL YEAR ENDED OCTOBER 31, 1996

                               TABLE OF CONTENTS
                               -----------------

                                                                        PAGE NO.
                                                                        --------
TABLE OF CONTENTS                                                           2

PART I

  ITEM 1  -  Business                                                       3

  ITEM 2  -  Properties                                                     9

  ITEM 3  -  Legal Proceedings                                             10

  ITEM 4  -  Submission of Matters to a Vote of Security Holders           11

PART II

  ITEM 5  -  Market for Registrant's Common Equity and Related
             Stockholder Matters                                           12

  ITEM 6  -  Selected Financial Data                                       12

  ITEM 7  -  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           13

  ITEM 8  -  Financial Statements and Supplementary Data                   15

  ITEM 9  -  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                        37

PART III

  ITEM 10 -  Directors and Executive Officers of the Registrant            37

  ITEM 11 -  Executive Compensation                                        38

  ITEM 12 -  Security Ownership of Certain Beneficial
             Owners and Management                                         40

  ITEM 13 -  Certain Relationships and Related Transactions                40

PART IV

  ITEM 14 -  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                   41

SIGNATURES                                                                 45

                                     PART I

ITEM 1.  BUSINESS.

    Renco Metals, Inc. ("Renco Metals" or the "Company") is a holding company with two wholly-owned operating companies, Magnesium Corporation of America ("Magcorp") and Sabel Industries, Inc. ("Sabel"). Through Magcorp, the Company is engaged in the production and sale of magnesium and magnesium alloys for customers throughout the world. Sabel is a diversified company in the southeast United States primarily involved in the steel service center, scrap metal and rebar businesses. Magcorp and Sabel collectively are sometimes herein referred to as the "Subsidiaries" or "Guarantors."

    All of the Company's issued and outstanding capital stock is owned by The Renco Group, Inc. ("Group") which is 95.9 percent owned by Mr. Ira Leon Rennert, the Chairman and Chief Executive Officer of the Company and Group, and by trusts established by him for himself and members of his family (but of which he is not a trustee). As a result of such ownership, Mr. Rennert controls the Company and its Subsidiaries. Group acquired Magcorp in 1989 and Sabel in 1987.

    The Company was incorporated in Delaware in 1993 and its executive offices are located at c/o Magcorp, 238 North 2200 West, Salt Lake City, Utah 84116, (801) 532-2043.

    The Company classifies its operations into two business segments:
Magcorp's operations comprise the magnesium production segment, and Sabel's operations comprise the steel fabrication and wholesaling segment. Reference is hereby made to Note 13 to the Financial Statements, "Segment Information," included in ITEM 8, Part II of this Form 10-K.

    The Company's fiscal year ends October 31. Neither Subsidiary's business is a) seasonal; b) requires unusual working capital; c) involves significant sales order backlog; d) requires extensive research and development expenditures or; e) involves federal government contracting. Neither Subsidiary has foreign operations. Substantially all export sales are attributable to Magcorp. Reference is hereby made to Note 14 to the Financial Statements, "Significant Customers and Export Sales," included in ITEM 8,
Part II of this Form 10-K.


MAGCORP

  OVERVIEW

    In 1996, Magcorp was the third largest producer of pure magnesium and magnesium alloys outside the former Commonwealth of Independent States ("CIS") and People's Republic of China ("PRC"). The term "western world" hereinafter refers to areas of the world excluding the CIS and PRC. The production facilities are located in Rowley, Utah and have a nominal annual production capacity of almost 41,000 metric tons, which is approximately 16 percent of the western world production capacity, according to International Magnesium Association ("IMA") information and Magcorp management estimates. Magcorp participates in the world magnesium markets which represented demand of 296,000 metric tons in 1996 according to IMA information (based on nine month figures annualized). The quality of magnesium produced and the variety of products produced enables Magcorp to participate in the full range of key magnesium end-use markets.

  COMPETITIVE CONDITIONS

    Magcorp management estimates, from IMA and public information, that four major producers, Magcorp, Dow Chemical, Norsk Hydro, and Northwest Alloys, together account for 87 percent of available western world production capacity. Like Magcorp, Dow Chemical and Norsk Hydro market magnesium products to all the key end-user markets. Magcorp management estimates that Northwest Alloys, a wholly owned subsidiary of Alcoa, supplies an estimated 70 percent of its production capacity to its parent, Alcoa, and markets the balance of its capacity directly to end users and through an agency. Northwest Alloys participates primarily in the aluminum alloying and desulfurization markets and does not participate in the die casting, electro-chemical and metal reduction markets. In mid-1996, as a result of weakness in can production by their parent company, Northwest Alloys reduced their workforce by about one-third and also reduced their production. A Norsk Hydro plant in Canada (one of their two production facilities) has limited its participation in the U.S. market mainly to the die casting segment in part due to high antidumping and countervailing duties on their pure magnesium imports to the U.S. See "ITEM 3. Legal Proceedings--Pending Trade Issues." Magnesium imports also affect competition, and are more fully discussed under "--Recent Industry Developments" below.

    The seven primary magnesium producers outside the CIS and PRC shipped about 228,000 metric tons of magnesium in calendar year 1996 according to the IMA, based on annualized nine month statistics. In addition, 68,000 metric tons of magnesium produced in the CIS and PRC were consumed in markets outside of the CIS and PRC. The Company estimates that these combined shipments generated revenues of approximately $1.1-1.2 billion.

    According to the IMA (based on nine month figures annualized), North American markets account for the majority of western world consumption of magnesium, 56 percent in calendar 1996, whereas Western Europe and Asia account for 23 percent and 14 percent, respectively. All other western world areas combined account for the remaining seven percent. North American consumption by end-use market is generally indicative of western world consumption as a whole. The following table compiled from IMA data presents magnesium consumption in North America, by customer category, with the end uses of each category for calendar years 1992 through 1996:

                NORTH AMERICAN CONSUMPTION OF PRIMARY MAGNESIUM


CUSTOMER CATEGORY      1992     1993     1994     1995     1996(*)                END USES
-----------------      ----     ----     ----     ----     ------                 --------
                              (in thousands of metric tons)
Aluminum Alloying...   66.2     64.7     73.0     77.6     66.1      Beverage cans, truck panels, home
                                                                     siding,aircraft and marine alloys.
Desulfurization.....   24.6     29.3     26.2     22.2     26.6      Steel production from iron.
Die Casting.........   21.2     22.7     30.6     42.7     47.9      Automotive, electronics and hand tools.
Ductile Iron........    6.2      7.4      6.9      6.5      6.4      Pipe production, automotive components
                                                                     and heavy-earth moving equipment.
Metal Reduction.....    5.5      3.9      2.4      2.6      3.6      Production of titanium, zirconium,
                                                                     beryllium and uranium. Uses include
                                                                     aerospace, chemical processing and
                                                                     nuclear products.
Electro-Chemical....    6.2      6.3      6.4      6.8      6.7      Cast anodes for cathodic protection
                                                                     of underground steel pipelines.
Others..............    9.6      8.8      7.2      7.0      8.8      Sheet and plate and extrusion
                      -----    -----    -----    -----    -----      stock, gravity castings for
                                                                     aerospace applications, powder for
                                                                     flares, chemicals and exotic
                                                                     pharmaceuticals and perfumes.
    Total...........  139.5    143.1    152.7    165.4    166.1      (*) Based on 9 month IMA figures,
                      -----    -----    -----    -----    -----      annualized
                      -----    -----    -----    -----    -----

    Key competitive issues in all end-use markets are pricing, long-term supply agreements with customers, assurance of a reliable supply, flexibility of deliveries, and shape, size, and quality of product.

    As is evident in the North American consumption table above, consumption of magnesium has grown 19 percent from 1992 to 1996, or at a cumulative annual growth rate of 4.5 percent. This growth is due to magnesium's inherent metallurgical properties including its light weight, high strength-to-weight ratio, excellent corrosion resistance and reactivity with certain elements. These metallurgical properties have helped die casting to be the fastest growing segment of the domestic magnesium industry, where automobile manufacturers are turning to more magnesium parts to help lighten their vehicles. In 1996, combined consumption in all end use markets excluding aluminum alloying increased 13.9 percent over 1995 levels. This increase was offset by a decline in the aluminum alloying market, where greater competition from plastics affected consumption of aluminum cans.

    MAGNESIUM SUPPLY. In early 1994, one of the largest domestic producers significantly reduced its capacity, and that capacity has not been replaced. The magnesium manufacturing process is highly technical and proprietary to each producer. Management estimates a cost of approximately $500 million to establish a facility with the same production capacity as Magcorp's facility. One new facility, located in Israel with an estimated annual capacity of 27,500 metric tons, is expected to begin production sometime in 1997. Cost overruns of at least $80 million have been publicized. The capacity of the Israeli facility may also be increased, subject to start-up success, viability and market conditions, from 27,500 to 55,000 metric tons, with a possible start-up date for the second phase in 1999. At least one-third of the output from the Israeli plant is committed to Volkswagen, reportedly for new automotive applications, which will reduce the total amount of material the Israeli producer will have to offer for sale in worldwide markets. Management estimates that the current capacity of plants outside the CIS and PRC is about 255,000 metric tons, excluding the Israeli facility. In the third quarter of calendar 1996, management estimates that North American producers, including Magcorp, ran at about 93 percent of capacity.

    In January 1997, a consortium of companies announced a timetable for a pilot magnesium production plant, feasibility study, and construction of a full-scale 90,000 metric ton annual capacity facility intended to be in service in 2004 in Australia. In addition to the Israeli and Australian facilities, two other potential manufacturers have announced their intent to build a facility in Canada and Iceland, respectively. Pilot and feasibility studies have not been completed for any of these facilities.

     RECENT INDUSTRY DEVELOPMENTS

   Magnesium prices are sensitive to supply and demand conditions in all of the end user markets served by the magnesium industry. As a result of these industry conditions, list prices for pure magnesium sold by North American producers in North America increased to record highs in 1995, increasing from $1.43 per pound in 1991 to $1.93 per pound in mid-1995, and remained at that price through calendar 1996. In mid-December 1996, Magcorp announced a list price decrease for primary pure magnesium to $1.80 per pound to be effective January 1, 1997, reflecting current competition and slightly higher producer inventories. No changes were made to list prices for die casting alloys. This list price decrease was matched by Dow Chemical effective on the same date and by Norsk Hydro on January 15, 1997. Norsk Hydro also lowered their European list price by an additional 13 percent below their North American price, citing the strong penetration of lower priced CIS and PRC shipments into Europe. Magnesium generally sells for prices somewhat lower than the list price for pure magnesium, with price dependent on market segment, chemistry, contract terms, including negotiated discounts, and quality.

   Manufacturers in the PRC also have recently become significant exporters of magnesium. In response to the rise in the price of magnesium, many small magnesium factories were established in the PRC, many of which produce lower quality magnesium. Estimated annual capacity in the PRC is estimated to have increased to approximately 40,000 to 60,000 metric tons. Magcorp believes that increased capacity may result in an increase in exports, although there is also a belief that internal PRC consumption of domestically produced magnesium may increase. Furthermore, recent price trends for PRC magnesium may encourage the shutdown of some of the smaller, higher cost facilities. In 1996, limited PRC pure magnesium was shipped into the U.S. due to the antidumping duties in place. See "ITEM 3. Legal Proceedings--Pending Trade Issues."

   Production in the CIS has been relatively unchanged in 1996. However, more CIS magnesium reached the U.S. in 1996 than in 1995, due to the lack of duties against certain Russian traders. Magcorp is continuing its appeals in the effort to secure dumping duties against all Russian imports, but there is no guarantee of success. See "ITEM 3. Legal Proceedings--Pending Trade Issues."
In Norway, Norsk Hydro announced that they will bring an additional 8,000 metric tons of capacity on line by the end of 1997, and that they have now started their scrap recycling plant for die casting alloys. Industry publications have also speculated about possible incremental small expansions at Dow Chemical and in Brazil.

   As of September 30, 1996, the latest available date of IMA statistics, magnesium producer inventories outside the PRC and CIS were 38,400 metric tons, which represents approximately six and one-half weeks of supply, compared with normal levels of approximately eight weeks, and up from a record low of 17,200 metric tons in June 1995. The recent increase in inventories resulted from slightly lower demand, coupled with increased availability of magnesium produced in the CIS and PRC.

   Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no certainty that current trends will continue. Management expects continued strong growth in die casting, and with a recovery in aluminum can usage and higher use of rolled aluminum sheet in automobiles, it is likely that overall demand will continue to grow, and that the western magnesium producers will continue to operate at relatively high capacity utilization rates.

     BUSINESS STRATEGY

   Magcorp's business strategy consists of three principal elements: (i) maximize sales in markets in which superior margins can be achieved, (ii) establish and maintain long-term customer relationships through service, product flexibility and responsiveness and (iii) manage production and overhead costs aggressively.

   In furtherance of its business strategy, Magcorp emphasizes quality, service and flexibility to meet changing customer specifications. In particular, management believes that Magcorp's range of products and delivery program has afforded Magcorp a significant degree of flexibility to meet customer needs which serves to foster long-term relationships with its core customers. Additionally, with respect to costs, management has maintained a continual aggressive cost management program and is now pursuing a $46 million program of production technology changes in the form of new electrolytic cell technology and a new magnesium caster. The new electrolytic cells are expected to reduce operating costs and improve manufacturing efficiencies resulting from reductions in: (i) electricity consumption, (ii) manufacturing labor requirements, (iii) magnesium metal losses in the manufacturing process and (iv) chlorine emissions. Additionally, the new magnesium caster is expected to improve product quality, reduce labor requirements and permit the Company to produce some of the various sizes, shapes and weights of magnesium ingots at lower cost.

   The electrolytic cell conversion will commence in early 1997 with the installation of a prototype cell and, assuming its successful operation, the conversion of the remaining cells is expected to be completed by 1999. As a result, the associated cost reductions and related manufacturing efficiencies are expected to be realized in the Company's operating results beginning in fiscal year 1999. Management estimates that the caster will be installed by the end of fiscal year 1999.

   With respect to chlorine emissions, the electrolytic cell conversion is expected to significantly reduce the Company's emissions, thereby addressing anticipated regulations imposed under amendments to the Clean Air Act of 1990 (the "Clean Air Act"). See "--Environmental Matters."

     CUSTOMERS AND MARKETS

   Magcorp sells pure magnesium and magnesium alloys to domestic and international customers in the key end-use markets, including its three largest segments, aluminum alloying, desulfurization and die casting. Magcorp offers over 30 different sizes, shapes and weights of primary magnesium and magnesium alloy products in a range of purity levels to meet customer specifications. All established and prospective new domestic accounts are handled by Magcorp's staff of two direct salespersons and four field representatives who receive technical assistance from plant personnel. Accounts in Europe, Japan, and Australia are handled through agency arrangements.

   Approximately 90 percent of Magcorp's annual volume is sold pursuant to contracts with select customers. During 1995 and 1994, sales to any single customer did not exceed ten percent of total consolidated revenues. During 1996, sales to Rossborough Manufacturing Co. LP approximated 12 percent of total revenues. Reference is hereby made to Note 14 to the Financial Statements, "Significant Customers and Export Sales," included in ITEM 8, Part II of this Form 10-K.

     RAW MATERIALS

   Magcorp's source of raw material for magnesium production is brine from the Great Salt Lake. The Great Salt Lake brine is concentrated through solar evaporation and selective precipitation of undesirable salts until a high grade magnesium chloride brine is produced for plant feedstock. The magnesium chloride brine is further purified, spray dried to powder using gas turbines, and melted to produce feed for electrolytic cells, which use direct electrical current to separate the magnesium metal and chlorine. The magnesium metal from the electrolytic cells is then refined and cast into the wide variety of pure magnesium and magnesium alloy products produced by Magcorp.

   Magcorp's natural gas requirements are purchased from gas producers or marketers, transported by a gas transportation company and delivered to the Rowley facility by a local gas distribution company. Management has negotiated favorable gas pricing due to the volume of Magcorp's requirements.

   Magcorp purchases its electrical requirements from a local utility pursuant to a contract in effect until January 1, 2002. As is the case with other industrial facilities, the terms of the contract grant the utility the right to interrupt electrical power to Magcorp under certain limited circumstances and with reasonable notice while providing Magcorp with advantageous electricity rates. If the utility exercises such right, upon any such interruption, Magcorp can purchase available electricity at market rates. Additionally, Magcorp is able to produce on average 25 percent of its electrical power needs through the gas turbines located at the Rowley facility. The utility and Magcorp are currently in negotiations for a new contract; the utility had requested a reopening of the existing contract and Magcorp had challenged the utility's billing practices under the existing contract.

   A variety of chloride based by-products which are produced during the production of magnesium metal are sold into commercial markets or are neutralized and disposed of in compliance with environmental regulations. Aggregate sales of all by-products accounted for two percent or less of consolidated revenues in 1994, 1995 and 1996.

   Other raw materials critical to plant operations include graphite anodes, special refractory brick, and sulfuric acid. Magcorp maintains alternative sources of these raw materials to ensure a secure supply at competitive prices.

     EMPLOYEES

   As of October 31, 1996, Magcorp had 560 employees, 147 of whom were salaried and 413 of whom were hourly workers. Approximately 74 percent of the hourly employees are represented by the United Steelworkers of America and employed under a three year collective bargaining contract that expires November 1, 1997 and automatically renews for additional one-year periods (unless written notice of termination by either party is given). Magcorp believes that its relations with employees are satisfactory.

     ENVIRONMENTAL MATTERS

   Magcorp's most significant long-term environmental issue is compliance with the Clean Air Act. Title III of the Clean Air Act will establish, on a published schedule, new emission standards for previously unregulated air toxins. These national emission standards for hazardous air pollutants ("NESHAPS") will be technology based and will be designed to achieve the maximum control as determined by a comparison of installations at similar facilities in specific industry categories.

   It is expected that Magcorp will be required to make substantial reductions in chlorine and hydrogen chloride emissions to meet NESHAPS for primary magnesium refineries that will be promulgated by the year 2000. In response to the anticipated regulations imposed under amendments to the Clean Air Act, Magcorp is acquiring new electrolytic cell technology that will reduce chlorine emissions at the source. The new cells are also expected to significantly reduce costs since they have much higher throughput and are more energy efficient. A prototype cell will be installed and operated in early calendar year 1997 and, assuming its successful operation, the conversion of the remaining cells is expected to be completed by 1999. With respect to hydrogen chloride, Magcorp will install scrubbers to reduce emissions.

   Magcorp plans to spend $40 million of its capital budget, including the capital required for the prototype cell, by the year 2000 directly or indirectly to meet environmental regulatory requirements, primarily for NESHAPS, and for anticipated other future requirements. Magcorp believes that these expenditures required to comply with environmental standards are substantial.

   Under Title V of the Clean Air Act, Magcorp will be required to conduct additional air monitoring and record keeping and will pay operating fees based on emission levels. The enhanced emission monitoring will require initial expenditures of about $120,000 and annual operating costs of $100,000. Annual operating fees are approximately $120,000 and future increases are likely.

   Magcorp will close its existing landfill and will open a new landfill in time to comply with new regulations anticipated to be in effect in three to five years. The estimated cost of closing the existing landfill and opening the new landfill is $450,000 given Magcorp's present interpretation of what the new regulations would require.

   In August 1992, a Notice of Violation and Compliance Order ("NOVCO") was issued to Magcorp concerning certain alleged violations of the Utah Solid and Hazardous Waste Act and the Utah Administrative Code. Magcorp contested the NOVCO and requested a hearing on the alleged violations. In August 1994, the Utah Solid and Hazardous Waste Control Board ("Control Board") presented a proposed stipulation and consent order to Magcorp for resolution of the NOVCO. Magcorp objected to much of the 1994 stipulation and consent order. In December 1996, the Control Board submitted a proposed stipulation and consent order that was acceptable to Magcorp and full settlement of the original alleged violations is essentially complete. The Control Board has also, at this time, vacated their position that the wastes being sent to the Rowley facility's industrial wastewater pond are subject to regulation by the State of Utah. In addition, an issue exists as to whether piles of material generated in the electrolytic process, which cover an extensive land area at the Rowley facility, can be classified as a hazardous or solid waste, and if so, what measures might be required to investigate and address these piles. If these wastes are ultimately deemed subject to State regulation and corrective action is required, the costs of compliance could be material.

SABEL

     OVERVIEW

   Sabel, founded in 1869, is a diversified company primarily involved in the steel service center, scrap metal and rebar fabrication businesses. Sabel's steel service center facilities distribute and process new carbon steel for large and small industrial accounts as well as for the general public. Sabel's scrap metal operations process to customer specifications and sell and transport ferrous and non-ferrous scrap metal to mini- and integrated steel mills, foundries and other related metal companies. Sabel's rebar fabrication operation customizes rebar to shapes and sizes required for use in building and highway construction. Additionally, Sabel operates a full-service wholesale center which sells a variety of tools and plumbing, sprinkler, building and general supplies. Sabel also operates a plastics recycling service on a customer's premises which buys from and sells all types of commodity and engineering thermoplastics to bottlers, crate manufacturers and molders.

     BUSINESS STRATEGY

   Sabel's business strategy is to focus on niche products and services and emphasize long-term customer and supplier relationships within its served markets.

   DIVERSE BUSINESSES. Sabel management believes that Sabel operates at a competitive advantage by maintaining a presence in the scrap metal, rebar and service center markets. Specifically, Sabel's diverse operations provide it access to timely information across its served markets prior to its competitors which generally operate in only one market. This information enables Sabel to manage its inventory and price changes in a manner which benefits Sabel's financial performance.

   NICHE MARKETS. Sabel also focuses on small volume, high-margin sales to customers whose order sizes are not efficiently handled by larger steel service centers and scrap metal companies. Management believes that Sabel's flexibility to service these customers, enhanced by its ability to provide one-day turnaround service on most commonly used steel products at competitive prices, is a unique facet of Sabel's strategy. Sabel's relationship with larger customers enables Sabel to maintain a specific inventory of steel products. As a result, Sabel's smaller customers benefit from such inventory and are able to implement "just-in-time" delivery for material requirements planning objectives.

   CUSTOMER AND SUPPLIER RELATIONSHIPS. With a primary focus on the Southeast region, management believes Sabel's geographic proximity to its customers and suppliers facilitates a high level of customer service while minimizing freight costs and delivery time. Management believes Sabel's strong market presence in the region has enabled it to obtain contracts for on-site collection of scrap materials from a number of industrial concerns.

     DESCRIPTION OF PRODUCTS AND MARKETS SERVED

   STEEL SERVICE CENTER. Sabel's steel service center division ("SSC") is comprised of four facilities located in Montgomery, Dothan, Mobile and Tuscaloosa, Alabama. This geographic coverage allows Sabel to cost-effectively service most of Alabama, the Gulf Coast, the panhandle of Florida, Southern Mississippi, West Georgia and the Atlanta metropolitan area. In fiscal year 1996, SSC accounted for 68 percent of Sabel's revenues.

   SSC specializes in stocking, reprocessing and delivering hot rolled and cold rolled carbon steel in a variety of sizes and shapes. Purchases of new steel for reprocessing are spread across approximately 15 steel mills including both integrated mills and mini-mills, thereby ensuring favorable prices and availability of product. SSC processes more than 60 percent of the steel it sells. SSC has an extensive customer list comprised of approximately 3,000 customers ranging from large industrial companies to small welding shops. As a result, no single customer represents in excess of 5 percent of the division's total sales.

   The sales and marketing team at SSC consists of 16 direct salespeople and six sales representatives covering the Southeast region. All orders are entered and recorded through SSC's computerized system which facilitates order processing and delivery. Sabel continually works to improve the efficiency of this system to provide greater accuracy and speed in order entry.

   SCRAP METAL. Management believes Sabel's 127 years of experience in the scrap metal business has fostered a strong reputation for quality and service. The scrap metal division of Sabel is a full-service scrap metal dealer with two large scrap yards located in Montgomery. Scrap metal in those yards is collected from approximately 250 suppliers, primarily industrial suppliers along with dealers and individual consumers. The scrap metal division sells to approximately 45 customers, including mini- and integrated steel mills, foundries and specialized manufacturing entities. As a freight-sensitive business, a majority of Sabel's scrap is sold to customers within its geographic area. In fiscal year 1996, the scrap metal division accounted for 18 percent of Sabel's revenues.

   All scrap processed in the scrap metal division is inspected prior to shipment to ensure quality and compliance with customer specifications. As a result, management believes Sabel enjoys a high quality reputation and has an acceptance rate in excess of 99 percent for all scrap sold to customers.

   REBAR FABRICATION DIVISION. Sabel's rebar fabrication division ("RFD"), also located in Montgomery, purchases stock 60 foot bars from various rebar manufacturers and customizes the length, shape and bend according to construction blueprint plans. Structural bars and wire are widely used in the construction of buildings and highways. In 1996, RFD contributed 11 percent of Sabel's revenues.

   Since its formation, RFD has focused on construction projects from dams to driveways in its markets. Sabel's management believes RFD has established a strong track record for accuracy of shape and size and for prompt delivery due to the efficient design of the RFD facility. Orders for RFD's products are affected by the levels of activity in the construction and building sectors, as well as the conditions in the overall economy.

   OTHER OPERATIONS. Other businesses operated by Sabel consist of a wholesale center which sells a variety of tools and plumbing, sprinkler, building and general supplies and a plastics recycling service which operates a portable grinder. These other operations represented 3 percent of Sabel's fiscal year 1996 revenues.

     COMPETITION

   Each of the principal fields in which Sabel is engaged -- steel service centers, scrap metal and rebar fabrication -- is highly competitive. Sabel competes with numerous other concerns, some of which are much larger. Sabel is unable to estimate its competitive position in its market place. Nevertheless, Sabel believes that no other company in its trading area offers the same range of services.

     EMPLOYEES

   As of October 31, 1996, Sabel had 249 employees, 74 of whom were salaried and 175 of whom were hourly workers. Of the hourly employees, 32 are represented by the United Steelworkers of America. The current three year bargaining contract expires on June 20, 1997. Sabel believes that its relations with employees are satisfactory.

     ENVIRONMENTAL MATTERS

   The most significant long-term environmental issue at Sabel's facilities concerns compliance with storm water regulations under the Clean Water Act that became effective in 1991. Sabel is actively pursuing a program of compliance, and it is expected that costs associated with this program will not have a material adverse effect on the Company's financial position or on future results of operations.

ITEM 2.  PROPERTIES.

     MAGCORP

   Magcorp's main facilities include its headquarters located in Salt Lake City, Utah and its production plant located in Rowley, Utah, approximately 60 miles outside Salt Lake City. Magcorp's senior management, sales and marketing and administrative functions are based at the Salt Lake City headquarters. All production takes place at the Rowley facility. Inventory is stored at the Rowley facility and at a third party leased warehouse space in Utah, as well as locations throughout the world.

   Magcorp's production facilities are located on 4,525 acres of land immediately adjacent to the Great Salt Lake which is the long-term raw material source. The brine from the Great Salt Lake is concentrated through one or both of two solar pond concentrating systems, the Stansbury Basin Pond System and the Knolls Pond System, to provide the final high grade brine feedstock for the magnesium plant. The Stansbury System is located about 15 miles and the Knolls System about 45 miles from the plant site. Both pond systems are capable of providing high grade brine feedstock to the plant to facilitate nameplate plant production rates under normal operating conditions.

   Magcorp's production facility in Rowley, Utah was constructed in 1972. From 1993 to the present, management has implemented an aggressive cost reduction and productivity improvement program to increase the facility's output at lower costs. In 1995, as a result of the cost and productivity initiatives, the capacity rating of the facility was increased to 40,823 metric tons per year. This figure corresponds to the ceiling established by the Company's operating permit with the State of Utah Department of Environmental Quality. In late 1996, the State of Utah approved Magcorp's request to increase the operating permit to allow annual production of up to 43,545 metric tons.

   Magcorp owns its Salt Lake City administrative offices and Rowley production facilities. The Knolls Pond Systems is located on land leased from the State of Utah for a term expiring on December 31, 2016 and on Federal land under a right-of-way from the Bureau of Land Management of the Department of Interior which expires in 2023. The Stansbury Pond System is located primarily on land leased from the State of Utah for a term expiring on March 8, 2010. Magcorp also holds other easements, rights-of-way and water rights primarily from the Bureau of Land Management and the State of Utah. Magcorp pays a royalty to the State of Utah based on its production of magnesium from Great Salt Lake brine. The Rowley facility is readily accessible by truck and rail.

     SABEL

   Sabel's operations are carried out in eight facilities covering approximately 315,000 square feet across the Southeast region which include four steel service centers, two scrap metal yards, a rebar fabricating plant and a wholesale equipment supply center. Most of Sabel's facilities are leased from entities controlled by the Sabel family. The steel service centers are equipped to process steel from stock for their customers' needs and the rebar fabricating plant is equipped to fabricate bars to customer specifications.

ITEM 3.  LEGAL PROCEEDINGS.

     PENDING TRADE ISSUES

        MAGNESIUM IMPORTS FROM THE RUSSIAN FEDERATION, UKRAINE AND PRC

   In 1994, Magcorp filed an antidumping petition with the Department of Commerce ("DOC") and the U.S. International Trade Commission ("ITC") for imposition of antidumping duties against imports of magnesium from the Russian Federation, Ukraine and the PRC. In its petition, Magcorp alleged that imports of pure and alloy magnesium from producers in these countries were being sold in the United States at less than fair value and had injured the U.S. magnesium industry with resultant negative financial results, loss of markets, and layoffs of workers at U.S. magnesium producers. The antidumping duties sought in the petition generally exceeded 100 percent, reflecting the level of dumping and impact on domestic producers. Two unions representing workers at Magcorp and Dow Chemical were co-petitioners in the filing. Dow Chemical subsequently joined the petition as a co-petitioner.

   In March 1995, the DOC determined that pure magnesium imports from all three countries were dumped in the United States, but also determined that certain Russian producers and traders were not dumping Russian magnesium products. In May 1995, the ITC announced its affirmative determinations that imports of pure magnesium from those three countries were a cause of injury to the domestic magnesium industry. The DOC and ITC decisions, taken together, resulted in the imposition of antidumping duties against imports of pure magnesium from each of the three countries at the following rates:

                                                        PURE
                         Russian Federation..........  0-100%
                         Ukraine..................... 80-104%
                         PRC.........................    108%

   No antidumping duties were assessed against magnesium alloys. These rates are subject to revision in future administrative reviews, which can be requested annually. The first such review could have been requested in May 1996, but none was. The next review request can be made in May 1997.

   In June 1995, one of the traders of Ukrainian magnesium appealed to the U.S. Court of International Trade ("CIT") the ITC's determination that imports of pure magnesium from the Ukraine had injured domestic magnesium producers; if the trader's appeal is successful, the 80-104 percent antidumping duty determination could be lifted against Ukrainian imports of pure magnesium. In August 1996, the CIT rejected the appeal by the Ukrainian trader and affirmed the ITC's determination. The Ukrainian trader has appealed the CIT's decision to the U.S. Court of Appeals for the Federal Circuit.

   In June 1995, Magcorp appealed to the CIT for review of the DOC's determination that certain producers and traders of Russian Federation magnesium had not sold at less than fair value. On December 23, 1996, the CIT affirmed the DOC's determination, with a required recalculation of the selling, general, and administrative expenses. Magcorp intends to appeal the CIT's decision to the U.S. Court of Appeals for the Federal Circuit. None of the possible outcomes of the appeal process or the impact of the determinations or the impact of the appeal process upon the Company's business can be determined at the present time.

   MAGNESIUM IMPORTS FROM CANADA

   In 1991, Magcorp filed a petition with the DOC and the ITC for imposition of countervailing and antidumping duties against Canadian and Norwegian magnesium producers. No duties were imposed on Norwegian imports. In 1993, final duties on magnesium imported into the United States from Canada (except magnesium from Timminco) were imposed by the DOC after appeals to panels established by the U.S.-Canada Free Trade Agreement as follows:

      Countervailing duties on pure and alloy magnesium imports.......   7.6%
      Antidumping duties on pure magnesium imports....................  21.0%

   Administrative reviews were initiated by the DOC regarding both the antidumping order and the countervailing duty ("CVD") orders. With respect to both the first and second antidumping review periods, which covered the period from February 20, 1992 through July 31, 1994, the DOC made final determinations that there had been no sales of pure magnesium by Norsk Hydro Canada Inc. ("NHCI" or "the Canadian producer") to the United States and, thus, no antidumping duty was collectable. With respect to the third review period from August 1, 1994 through July 31, 1995, the DOC made a final determination that NHCI sales to the United States were made at prices that were not below fair value and, therefore, no antidumping duty was assessed on these imports and the antidumping duty deposit rate for imports from NHCI in the subsequent period was set at zero percent. The fourth antidumping administrative review, covering the August 1, 1995 through July 31, 1996 period, has been initiated by the DOC, which is scheduled to release its final determination in this review by September 2, 1997.

   The DOC's determination of no sales at less than fair value in the third antidumping administrative review could constitute the first year of the three-year period of findings of no dumping which is a prerequisite for the Canadian producer to demonstrate that it qualifies for revocation. In connection with a third consecutive review resulting in a determination that NHCI has not sold below fair value, NHCI could seek revocation of the antidumping order. An elimination of, or a substantial decrease in, these duties could have a material and adverse impact on magnesium prices, depending upon market conditions.

   The DOC is conducting administrative reviews of the CVD orders on imports of pure and alloy magnesium from Canada. The CVD deposit rate after the final determination and appeal proceedings was 7.6 percent. With respect to the first CVD administrative review, which covers the period from December 6, 1991 through December 31, 1992, the DOC has preliminarily determined that the applicable CVD duty is 9.9 percent. The final determination in the first reviews is scheduled for release in January 1997. In the second CVD administrative review, which covers calendar year 1993, the DOC's preliminary determination is scheduled for release in early 1997. In the third CVD administrative review, which covers calendar 1994, the DOC has preliminarily determined that the applicable CVD duty is 4.0 percent. The final determination in the third review is scheduled for March 1997. The DOC has initiated the fourth CVD administrative review, which covers calendar 1995, and has scheduled the release of the final determination for that review for September 2, 1997. Until a final determination is made in one of the CVD administrative reviews, the CVD deposit rate applied to subject imports continues to be 7.6 percent.

     OTHER LEGAL PROCEEDINGS

   With the exception of the trade cases discussed above, neither the Company nor its Subsidiaries is a party to any material legal proceeding other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted during the fourth quarter of fiscal 1996 to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   All of the Company's issued and outstanding common equity, 1,000 shares of common stock, no par value, are owned by a single stockholder, Group. There is no established public trading market for these shares.

   There were no dividends declared on the Company's common stock in fiscal 1995. In fiscal 1996, the Company paid to Group dividends totaling $88.95 million, including $75.03 million paid in conjunction with the issuance of 11.5% Senior Notes described more fully in Note 5 to the Company's consolidated financial statements, appearing elsewhere herein. The payment of and amounts of dividends are restricted by the Company's long-term debt agreements, which generally allow dividends of up to 50 percent of consolidated net income. Based on profitability and after taking into account the Company's prospects and liquidity needs, the Company plans to pay quarterly dividends to the extent allowed by the Company's long-term debt agreements. See also Note 5 to the Financial Statements, "Long-term debt," included in ITEM 8, Part II of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA.

   The following table sets forth selected financial and operating data relating to the consolidated results of the Company as of and for each of the five fiscal years in the period ended October 31, 1996. Such selected information is qualified by and should be read in conjunction with the detailed information and consolidated financial statements and the notes thereto appearing elsewhere herein.

                                                                                 Year ended October 31,
                                                         --------------------------------------------------------------------
                                                           1996           1995           1994           1993           1992
                                                         --------       --------       --------       --------       --------
                                                                                    (in thousands)
STATEMENT OF OPERATIONS DATA:
     Net sales                                           $196,974       $185,806       $132,950       $131,139       $117,262
     Cost of sales                                        116,808        121,189        106,364         95,313         95,501
     Depreciation, depletion, and amortization              6,509          5,770          5,604          7,135         10,698
     Selling, general, and administrative expenses         22,704         18,470         16,352         14,714         14,499
     Operating income (loss)                               50,953         40,377          4,630         13,977         (3,436)
     Interest income                                        1,353            881            186             56             11
     Interest expense                                      13,045         10,138         10,208          7,414          7,614
     Income tax expense (benefit)                          13,534         11,143         (1,932)         2,503           (331)
     Income (loss) from continuing operations              25,727         19,977         (3,460)         4,116        (10,708)
     Extraordinary item                                    (7,284)             -              -          2,930             -
     Cumulative effect of accounting change                     -              -             30              -             -
     Net income (loss)                                     18,443         19,977         (3,430)         7,046        (10,708)

                                                                                     October 31,
                                                         --------------------------------------------------------------------
                                                           1996           1995           1994           1993           1992
                                                         --------       --------       --------       --------       --------
BALANCE SHEET DATA:                                                                 (in thousands)

     Working capital                                     $ 47,677       $ 58,880       $ 36,911       $ 35,186      $ 16,818
     Property, plant, and equipment, net                   36,613         32,014         30,862         32,845        35,341
     Total assets                                         118,658        116,551         89,038         90,515        78,700
     Total debt                                           154,150         78,012         78,839         75,862        62,274
     Stockholder's equity (deficit)                       (74,034)         4,760        (15,004)       (12,000)      (19,519)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The Company is a holding company incorporated on July 19, 1993 which has two wholly-owned operating companies, Magcorp and Sabel. Through Magcorp, the Company is engaged in the production and sale of magnesium and magnesium alloys for customers throughout the world. Group acquired Magcorp in August 1989. Sabel is a diversified company in the southeast United States primarily involved in the steel service center, scrap metal and rebar businesses. Sabel was acquired by Group in July 1987.

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto and other financial information included elsewhere herein.

RESULTS OF OPERATIONS

                                                                               Year ended October 31,
                                                                        -------------------------------------
                                                                          1996           1995          1994
                                                                        --------       --------      --------
                                                                                    (in thousands)
Sales by business segment:
     Magcorp                                                            $152,941       $136,348      $ 90,745
     Sabel                                                                44,033         49,458        42,205
                                                                        --------       --------      --------
       Total sales                                                       196,974        185,806       132,950
Cost of sales                                                            116,808        121,189       106,364
Depreciation, depletion, and amortization                                  6,509          5,770         5,604
Selling, general, and administrative expenses                             22,704         18,470        16,352
                                                                        --------       --------      --------
       Total operating income                                             50,953         40,377         4,630
Interest income                                                            1,353            881           186
Interest expense                                                         (13,045)       (10,138)      (10,208)
                                                                        --------       --------      --------
Earnings (loss) before income taxes                                       39,261         31,120        (5,392)
Income tax expense (benefit)                                              13,534         11,143        (1,932)
                                                                        --------       --------      --------
Net income (loss) before extraordinary items and accounting change        25,727         19,977        (3,460)
Extraordinary item - extinguishment of debt, net of taxes                 (7,284)             -            -
Cumulative effect of accounting change-income taxes                            -              -            30
                                                                        --------       --------      --------
Net income (loss)                                                       $ 18,443       $ 19,977      $ (3,430)
                                                                        --------       --------      --------
                                                                        --------       --------      --------

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

   SALES for fiscal year 1996 increased 6.0 percent over fiscal year 1995. The increase was attributable to a 12.2 percent increase in Magcorp's revenues, which was offset by a 11.0 percent decrease in Sabel's revenues. Magcorp's average selling price for magnesium increased 15.3 percent while magnesium shipments decreased 3.6 percent. Selling prices were favorably impacted by an increased percentage of contract sales versus spot sales and by higher 1996 U.S. list prices, upon which most contract pricing is based. Volumes were down due to reduced spot sales due to competition from primarily Russian and Chinese producers. According to IMA statistics, estimated worldwide market shipments through the 1996 third calendar quarter were down 2.6 percent over the comparable period in 1995. Effective January 1, 1997, Magcorp's list price was reduced by 6.7 percent which will reduce future sales revenues. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will continue. Sabel's sales decrease was due to a general weakening of prices and volume throughout all the steel markets in which Sabel operates.

   COST OF SALES for fiscal year 1996 decreased 3.6 percent from fiscal year 1995. Magcorp's cost of sales did not change significantly. Cost of sales at Sabel decreased 14.5 percent, which percentage is higher than the sales decrease discussed above due to lower cost of goods purchased for resale in the current period.

   DEPRECIATION, DEPLETION, AND AMORTIZATION for fiscal year 1996 increased 12.8 percent from fiscal year 1995 primarily due to increased depreciation of property, plant and equipment as a result of recent capital equipment additions.

   SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for fiscal year 1996 increased
22.9 percent, primarily due to one time charges totaling $3.85 million related to contractual compensation payments made to certain executives of Magcorp in connection with the dividend paid to Group in conjunction with the issuance of 11.5% Senior Notes described more fully in Note 5 to the Company's consolidated financial statements, appearing elsewhere herein. ($1.4 million of the $5.25 million paid was previously accrued as a result of profitable operations.) Excluding the $3.85 million charge, selling, general, and administrative expenses for the year did not change significantly from the corresponding prior year.

   INTEREST INCOME for fiscal year 1996 increased $0.5 million from fiscal year 1995 due to cash and cash equivalent balances on hand that increased to a month-end average of approximately $26 million in the current year from a month-end average of approximately $17 million in the corresponding prior year.

   INTEREST EXPENSE for 1996 increased $2.9 million primarily as a result of the issuance of the 11.5% Senior Notes in July, 1996, which increased long-term debt by $76.5 million.

   INCOME TAXES are estimated at statutory rates, including estimates of available credits, for both years presented.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

   SALES for fiscal year 1995 increased 39.8 percent. Magcorp's sales increased by 50.3 percent. Both magnesium sales volume and selling price were favorably affected by the tight supply conditions in the magnesium market. The increased revenues at Magcorp were the result of a 27.7 percent increase in sales volume and a 17.4 percent increase in selling price. According to IMA statistics, total worldwide market shipments in 1995 calendar year increased 5.8 percent over the comparable period in 1994. Sales at Sabel increased 17.2 percent, primarily as a result of a 16 percent volume increase in its steel service centers, and to a lesser extent higher prices in the steel and scrap metal markets.

   COST OF SALES for fiscal year 1995 increased by 13.9 percent from fiscal year 1994. Magcorp's cost of sales increased by 11.9 percent. Magcorp's cost of sales did not increase in the same proportion as sales volume, however, because of certain economies of scale achieved with higher production levels, together with decreases in certain energy costs when compared to the corresponding period in 1994. Magcorp's cost of sales is highly sensitive to acquired energy costs and levels of production; generally unit costs will increase as production levels decrease. Cost of sales at Sabel increased 19.1 percent, due to increases in sales volume and higher cost of products sold. The increasing costs of steel products is indicative of pricing pressures facing Sabel in the markets in which it operates.

   DEPRECIATION, DEPLETION, AND AMORTIZATION for fiscal year 1995 increased by
3.0 percent from fiscal year 1994 primarily due to increased depreciation of property, plant and equipment as a result of recent capital equipment additions.

   SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for fiscal year 1995 increased
13.0 percent. The increased expense is attributable to increased costs associated with increased sales activity and profitable operations at Magcorp, including profit sharing accruals, as well as increased ongoing legal costs associated primarily with the import trade cases. Sabel also experienced increased labor, labor related costs, and maintenance costs associated with its increased sales activity.

   INTEREST INCOME for fiscal year 1995 increased $0.7 million from fiscal year 1994 due to cash and cash equivalent balances on hand that increased from $7.9 million at the beginning of 1995 to $30.1 million by the end of the fiscal year.

   INTEREST EXPENSE had no significant change for fiscal year 1995 from fiscal year 1994.

   INCOME TAX EXPENSE (BENEFIT) was estimated at statutory rates. The effective rate in 1995 included a $1.5 million depletion credit allowable for Magcorp's operations in profitable years, partially offset by a $0.4 million valuation allowance charge for deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's liquidity needs arise from working capital requirements, capital expenditures, dividend payments, and interest payment obligations. The Company's primary available source of liquidity is from cash provided by operating activities. The Company also has available $40.0 million in Revolving Credit Facilities that provide for advances by the lender to a maximum of $33.0 million for Magcorp and $7.0 million for Sabel, based on specified percentages of eligible accounts receivable, supplies inventories, and finished goods inventories, net of outstanding letters of credit. As of October 31, 1996, the unused amounts available to Magcorp and Sabel were approximately $22.1 million and $4.8 million, respectively.

   Cash provided by operating activities was $39.2 million for 1996, of which $11.2 million was used in capital expenditures.

   In July 1996, Renco Metals issued $150 million aggregate principal amount of 11 1/2% Senior Notes (the Notes) due July 1, 2003. Proceeds from the issuance of the Notes together with available cash were used to: (i) retire $73.5 million of the existing $75 million 12% Senior Notes due 2000 (Old Notes) at a rate of
112.75 percent of the principal amount outstanding plus accrued interest pursuant to a tender offer and consent solicitation, (ii) redeem all of the existing 10% preferred stock, held by Group, with a par value of $8.5 million,
(iii) pay a dividend to Group in the amount of $75.03 million, (iv) pay certain contractual compensation payments related to the dividend totaling $5.25 million to certain Magcorp executives, and (v) pay related fees and expenses. An extraordinary charge of $7.28 million (net of income tax benefit of $4.56 million) was incurred as a result of the early extinguishment of Old Notes. As a result of the items discussed above, together with additional dividends to Group of $13.92 million and net repayments of debt, net cash used in financing activities was $37.4 million for 1996, resulting in a net decrease in cash for the year of $9.3 million.

    As of October 31, 1996, the Company has budgeted approximately $12 million, $26 million and $24 million for capital expenditures for fiscal 1997, 1998, and 1999, respectively, of which an estimated $40 million is related to magnesium process enhancements that will also improve environmental compliance.

   The declaration and payment of dividends by the Company are restricted by the Company's debt agreements, which generally allow dividends up to 50 percent of consolidated net income. Based on profitability and after taking into account the Company's prospects and liquidity needs, the Company plans to pay quarterly dividends to the extent allowed by the Company's debt agreements. Management anticipates that existing cash balances and cash generated from operations, and availability under its Revolving Credit Facilities will be sufficient to finance the Company's liquidity needs for the foreseeable future.

ENVIRONMENTAL MATTERS

   The Company and its operations are subject to an increasing number of federal, state, and local environmental laws and regulations governing, among other things, air emissions, waste water discharge, and solid and hazardous waste disposal. Environmental laws and regulations continue to change rapidly and it is likely that the Company will be subject to increasingly stringent environmental standards. Compliance with such laws and regulations is a significant factor in the Company's operations as it is with all domestic industrial facilities. The Company believes that it has to date materially complied with all federal, state, and local environmental regulations and is committed to maintaining its compliance with these laws. See "ITEM 1. Business -- Environmental Matters."

ITEM 8.  FINANCIAL STATEMENTS

   Financial statements follow immediately and are listed in ITEM 14 of Part IV of this report.

                             INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder
Renco Metals, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Renco Metals, Inc. and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 1996. In conjunction with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renco Metals, Inc. and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2(f) to the consolidated financial statements, the Company changed its method of accounting for income taxes as of November 1, 1993 to adopt the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES.


                                       KPMG Peat Marwick LLP


Salt Lake City, Utah
December 3, 1996

                     RENCO METALS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                          OCTOBER 31, 1996 AND 1995
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                        ASSETS                            1996       1995
                                                        --------   --------
Current assets:
  Cash and cash equivalents                             $ 20,779   $ 30,091
  Accounts receivable, less allowance for
   doubtful accounts of $514 in 1996 and 1995             24,864     27,854
  Income tax refund receivable                             1,467        575
  Inventories, net                                        26,447     21,631
  Prepaid expenses                                         1,663        801
                                                        --------   --------
    Total current assets                                  75,220     80,952

Property, plant, and equipment, net                       36,613     32,014
Other assets, net                                          6,825      3,585
                                                        --------   --------
                                                        $118,658    116,551
                                                        --------   --------
                                                        --------   --------

    LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Current installments of long-term debt                $     18   $     15
  Accounts payable                                         7,794      7,511
  Accrued expenses                                        19,486     14,327
  Deferred income taxes                                      245        219
                                                        --------   --------
    Total current liabilities                             27,543     22,072

Long-term debt, excluding current installments           154,132     77,997
Postretirement medical benefits                            6,605      6,477
Deferred income taxes                                      2,180      1,646
Other liabilities                                          2,232      3,599
                                                        --------   --------
    Total liabilities                                    192,692    111,791
                                                        --------   --------

Stockholder's equity (deficit):
  10% preferred stock, $1,000 par value.  Authorized,
   issued, and outstanding 8,500 shares in 1995                -      8,500
  Common stock, no par value.  Authorized, issued,
   and outstanding 1,000 shares                                1          1
  Additional paid-in capital                                 500        500
  Accumulated deficit                                    (74,535)    (4,028)
  Minimum pension liability adjustment                         -       (213)
                                                        --------   --------
    Net stockholder's equity (deficit)                   (74,034)     4,760

Commitments and contingencies                                  -          -
                                                        --------   --------
                                                        $118,658   $116,551
                                                        --------   --------
                                                        --------   --------


See accompanying notes to consolidated financial statements.

                     RENCO METALS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                YEARS ENDED OCTOBER 31, 1996, 1995, AND 1994
                            (DOLLARS IN THOUSANDS)

                                                              1996        1995        1994
                                                            --------    --------    --------
Sales                                                       $196,974    $185,806    $132,950

Costs and expenses:
  Cost of sales                                              116,808     121,189     106,364
  Depreciation, depletion, and amortization                    6,509       5,770       5,604
  Selling, general, and administrative expenses               22,704      18,470      16,352
                                                            --------    --------    --------
    Income from operations                                    50,953      40,377       4,630

Interest income                                                1,353         881         186
Interest expense                                             (13,045)    (10,138)    (10,208)
                                                            --------    --------    --------

    Income (loss) before income taxes,
     extraordinary item, and cumulative effect
     of change in accounting principle                        39,261      31,120      (5,392)

Income tax expense (benefit)                                  13,534      11,143      (1,932)
                                                            --------    --------    --------

    Income (loss) before extraordinary item and
     cumulative effect of change in accounting
     principle                                                25,727      19,977      (3,460)

Extraordinary item - extinguishment of debt (less
 applicable income tax benefit of $4,559) (note 5)            (7,284)          -           -

Cumulative effect of change in accounting for
 income taxes                                                      -           -          30
                                                            --------    --------    --------
    Net income (loss)                                       $ 18,443    $ 19,977    $ (3,430)
                                                            --------    --------    --------
                                                            --------    --------    --------


See accompanying notes to consolidated financial statements.

                     RENCO METALS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                YEARS ENDED OCTOBER 31, 1996, 1995, AND 1994

                            (DOLLARS IN THOUSANDS)

                                                                                                          Net
                                                                                           Minimum       stock-
                                                                 Additional      Accum-    pension      holder's
                                          Preferred     Common     paid-in      ulated    liability      equity
                                            stock       stock      capital      deficit   adjustment    (deficit)
                                          ---------     ------     -------     --------   ----------    ---------
Balances at October 31, 1993               $ 8,500          1        500       (20,575)      (426)       (12,000)

  Minimum pension liability adjustment           -          -          -             -        426            426

  Net loss                                       -          -          -        (3,430)         -         (3,430)
                                           -------        ---        ---       -------       ----        -------
Balances at October 31, 1994                 8,500          1        500       (24,005)         -        (15,004)

  Minimum pension liability adjustment           -          -          -             -       (213)          (213)

  Net income                                     -          -          -        19,977          -         19,977
                                           -------        ---        ---       -------       ----        -------

Balances at October 31, 1995                 8,500          1        500        (4,028)      (213)         4,760

  Retirement of preferred stock             (8,500)         -          -             -          -         (8,500)

  Dividends                                      -          -          -       (88,950)         -        (88,950)

  Minimum pension liability adjustment           -          -          -             -        213            213
  Net income                                     -          -          -        18,443          -         18,443
                                           -------        ---        ---       -------       ----        -------
Balances at October 31, 1996               $     -          1        500       (74,535)         -        (74,034)
                                           -------        ---        ---       -------       ----        -------
                                           -------        ---        ---       -------       ----        -------


See accompanying notes to consolidated financial statements.

                        RENCO METALS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED OCTOBER 31, 1996, 1995, AND 1994

                               (DOLLARS IN THOUSANDS)


                                                                   1996         1995        1994
                                                                 --------      ------      ------
Cash flows from operating activities:
  Net income (loss)                                              $ 18,443      19,977      (3,430)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation, depletion, and amortization                       6,509       5,770       5,604
    Extraordinary item- extinguishment of debt                     11,843           -           -
    Amortization of financing fees                                    853         772         772
    Cumulative effect of accounting change                              -           -         (30)
    Loss (gain) on sale of equipment                                   76          78          (1)
    Deferred income taxes                                             561       1,865        (430)
    Provision for bad debts                                           152         188          93
    Postretirement and deferred compensation plans                  5,314       1,292         486
    Decrease (increase) in operating assets:
      Accounts receivable                                           2,838      (5,285)     (4,083)
      Income tax refund receivable                                   (891)        392        (518)
      Inventories                                                  (4,583)        220       1,284
      Prepaid expenses                                             (1,095)       (271)      1,184
      Other assets                                                     28         (20)         31
    Increase (decrease) in operating liabilities:
      Accounts payable                                                282        (546)        662
      Accrued expenses                                              5,159       5,630      (1,326)
      Other liabilities                                            (6,254)        (25)        135
                                                                 --------      ------      ------
        Net cash provided by operating activities                  39,235      30,037         433
                                                                 --------      ------      ------
Cash flows from investing activities:
  Capital expenditures                                            (11,223)     (7,185)     (3,227)
  Proceeds from sale of equipment                                      40         185           9
                                                                 --------      ------      ------
        Net cash used in investing activities                     (11,183)     (7,000)     (3,218)
                                                                 --------      ------      ------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit agreements      (347)     (1,317)      3,085
  Repayment of long-term debt                                     (73,516)        (10)       (108)
  Financing fees and tender offer premiums paid                   (16,051)          -           -
  Borrowings of long-term debt                                    150,000         500           -
  Dividends to Group                                              (88,950)          -           -
  Retirement of preferred stock                                    (8,500)          -           -
                                                                 --------      ------      ------
        Net cash provided by (used in) financing activities       (37,364)       (827)      2,977
                                                                 --------      ------      ------
Increase (decrease) in cash and cash equivalents                   (9,312)     22,210         192
Cash and cash equivalents, beginning of year                       30,091       7,881       7,689
                                                                 --------      ------      ------
Cash and cash equivalents, end of year                           $ 20,779      30,091       7,881
                                                                 --------      ------      ------
                                                                 --------      ------      ------

                     RENCO METALS, INC. AND SUBSIDIARIES

                YEARS ENDED OCTOBER 31, 1996, 1995, AND 1994

                            (DOLLARS IN THOUSANDS)

                                                                           1996       1995       1994
                                                                          ------     -----      -----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest                                    $9,014     9,366      8,986
Cash paid (refunds received) during the year for income taxes              9,363     8,888       (984)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Minimum pension liability adjustment to other assets                      $  (87)      469       (401)
Minimum pension liability adjustment to other liabilities                    300      (682)       827



See accompanying notes to consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        OCTOBER 31, 1996, 1995, AND 1994

                             (DOLLARS IN THOUSANDS)

(1)  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     Renco Metals, Inc. (Renco Metals) is a holding company incorporated in Delaware in July, 1993, and is a 100 percent owned subsidiary of The Renco Group, Inc. (Group).

     The accompanying consolidated financial statements include the accounts of Renco Metals and its subsidiaries, Magnesium Corporation of America (Magcorp) and Sabel Industries, Inc. (Sabel) (collectively the Company). Renco Metals is a holding company that has no independent operations, and its only assets are cash and its investments in Magcorp and Sabel. Magcorp owns and operates a magnesium production plant on the Great Salt Lake at Rowley, Utah, and sells pure magnesium and magnesium alloys to domestic and international customers. Sabel is a diversified company in the southeast United States primarily involved in the steel service center, scrap metal and rebar businesses.

     Renco Metal's senior notes are unconditionally and fully guaranteed, jointly and severally, by both of its subsidiaries, Magcorp and Sabel (the Guarantors). Separate financial statements of the Guarantors are not presented because, in management's opinion, such financial statements would not be material to investors. Summarized financial information on the combined Guarantors is presented below:

               SUMMARIZED COMBINED GUARANTOR FINANCIAL INFORMATION

                                                            Years ended October 31,
                                                          ----------------------------
                                                            1996       1995     1994
                                                          --------   -------   -------
     Combined Guarantor statement of operations data:
         Net sales                                        $196,974   185,806   132,950
         Cost of sales                                     116,808   121,189   106,364
         Income (loss) before extraordinary items and
             accounting change                              25,603    19,787    (3,597)
         Net income (loss)                                  18,319    19,787    (3,567)

                                                              October 31,
                                                          ------------------
                                                            1996      1995
                                                          --------   -------
     Combined Guarantor balance sheet data:
         Current assets                                   $ 71,982    75,163
         Noncurrent assets                                  43,438    35,599
         Current liabilities                                20,907    19,434
         Noncurrent liabilities                             13,649    14,719

                       RENCO METALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  CASH AND CASH EQUIVALENTS

          For purposes of reporting cash flows, the Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of the following:

                                                       1996          1995
                                                      ------        -----
               Money market funds                     $8,045        5,132
               Certificates of deposit                   150          140
                                                      ------        -----
                                                      $8,195        5,272
                                                      ------        -----
                                                      ------        -----

     (b)  INVENTORIES

          Inventories are stated at the lower of cost or market, using either weighted averaging last-in, first-out (LIFO) or first-in, first-out
          (FIFO).

     (c)  PROPERTY, PLANT, AND EQUIPMENT

          Property, plant, and equipment are carried at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the related assets. Expenditures for normal repairs and maintenance are charged to expense as incurred.

     (d)  OTHER ASSETS

          Other assets include financing costs associated with long-term debt. The costs are being amortized using the straight-line method over the period of the related long-term debt. Other assets consist of the following:

                                                          1996      1995
                                                         ------    -----
              Loan origination and financing fees        $6,680    4,738
              Unrecognized pension prior service cost       449      536
              Deposits and other                             20       48
                                                         ------    -----
                                                          7,149    5,322
              Less accumulated amortization                 324    1,737
                                                         ------    -----
                                                         $6,825    3,585
                                                         ------    -----
                                                         ------    -----

     (e)  DEFERRED COMPENSATION

          The Company has deferred compensation agreements with certain key employees in the form of net worth appreciation participation agreements. The deferred compensation is based on the performance of the Company over the period of the employee's employment. The aforementioned agreements have been accounted for as deferred compensation in the accompanying consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

     (f)  OTHER LIABILITIES

          POSTRETIREMENT HEALTH CARE BENEFITS

          Magcorp provides postretirement health care benefits to substantially all of its salaried employees. The liability is accrued over the employee's estimated period of employment based on actuarially determined amounts. Benefits are funded as costs are actually incurred.

          ENVIRONMENTAL COMPLIANCE COSTS

          Industrial companies such as Magcorp and Sabel have in recent years become subject to increasingly demanding environmental standards imposed by federal, state, and local environmental laws and regulations. It is the policy of the Company to endeavor to comply with applicable environmental laws and regulations. The Company considers current information, environmental laws and regulations, and adjusts its related accruals as considered necessary.

     (g)  INCOME TAXES

          The Company and Group file a consolidated federal income tax return and have a tax sharing agreement which requires that the operating companies provide for federal and state income taxes as if they were filing separate income tax returns except that generally, no carryforward of net operating losses is permitted, unless such losses are generated by net tax temporary differences. Under the terms of the agreement, each subsidiary is required to remit to Group the amount of federal income taxes provided.

          Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES (Statement
          109). The cumulative effect of this change in accounting for income taxes of $30 is reported separately in the consolidated statement of operations for 1994. Statement 109 requires the recognition of deferred tax liabilities and assets for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted rates expected to be in effect when such amounts are realized or settled. Prior years' consolidated financial statements have not been restated to apply the provisions of Statement 109.

     (h)  RECLASSIFICATIONS

          Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation.

     (i)  USE OF ESTIMATES IN PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       RENCO METALS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

     (j)  FINANCIAL INSTRUMENTS

          The carrying value of accounts receivable, accounts payable, and accrued expenses approximates their estimated value due to the relative short maturity of these instruments. The carrying value of long-term debt approximates its estimated fair value due to recent issuance of the debt.


(3)  INVENTORIES

     Inventories consist of the following:

                                                           1996       1995
                                                         -------     ------
               Finished goods                            $17,293     12,600
               Brine in ponds                              1,942      2,677
               Spare parts and supplies                    6,937      5,897
               Raw materials and work-in-process             855        798
                                                         -------     ------
                                                          27,027     21,972
               Less LIFO reserve                             580        341
                                                         -------     ------
                                                         $26,447     21,631
                                                         -------     ------
                                                         -------     ------

     LIFO inventory was reduced in 1995. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by approximately $570 below the amount that would have resulted from replacing the liquidated inventory at October 31, 1995 prices.


(4)  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are summarized as follows:

                                                               1996      1995
                                                              -------   ------
             Land                                             $   390      390
             Buildings                                          5,036    4,986
             Equipment                                         62,962   54,187
             Leasehold improvements                               862      755
             Construction-in-process                            4,215    2,400
                                                              -------   ------
                                                               73,465   62,718
             Less accumulated depreciation and amortization    36,852   30,704
                                                              -------   ------
                                                              $36,613   32,014
                                                              -------   ------
                                                              -------   ------

                    RENCO METALS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (DOLLARS IN THOUSANDS)

(5)  LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                            1996        1995
                                                          --------    -------
          For Renco Metals:
            11.5% senior notes (a)                        $150,000          -
            12% senior notes (b)                             1,500     75,000

          For Magcorp:
            Revolving credit facility (c)                        -          -

          For Sabel:
            Revolving credit facility (c)                    2,175      2,522
            9.7% mortgage note                                 475        490
                                                          --------    -------

               Total long-term debt                        154,150     78,012

          Less current installments                             18         15
                                                          --------    -------

               Long-term debt, excluding current
                installments                              $154,132     77,997
                                                          --------    -------
                                                          --------    -------

     The aggregate maturities of long-term debt for each of the twelve-month periods subsequent to October 31, 1996 are as follows: 1997, $18; 1998, $20; 1999, $2,197; 2000, $1,915; 2001, $-0-, and
     thereafter, $150,000.

     (a)  11.5% SENIOR NOTES

          In July 1996, Renco Metals issued $150,000 aggregate principal amount of 11.5 percent senior notes (the Notes) due July 1, 2003. The Notes were registered under the Securities Act of 1933, as amended, effective June 27, 1996. Proceeds from the issuance of the Notes together with available cash were used to: (i) retire $73,500 of the existing $75,000 12 percent senior notes due 2000 (Old Notes) at a rate of 112.75 percent of the principal amount outstanding plus accrued interest pursuant to a tender offer and consent solicitation,
          (ii) redeem all of the existing 10 percent preferred stock, held by Group, with a par value of $8,500, (iii) pay a dividend to Group in the amount of $75,028, (iv) pay certain contractual compensation payments related to the dividend totaling $5,252 to certain executives of Magcorp, and (v) pay related fees and expenses. An extraordinary charge of $7,284 (net of income tax benefits of $4,559) was incurred as a result of the early extinguishment of Old Notes.

          The Notes are general unsecured obligations of Renco Metals, and are unconditionally and fully guaranteed, jointly and severally, by the Guarantors. Secured indebtedness of the Guarantors, including borrowings under the Revolving Credit Facilities described below, is senior in right of payments to the Notes with respect to the assets securing such indebtedness. Interest on the Notes is payable semiannually on January 1 and July 1 of each year, commencing January 1, 1997.

                    RENCO METALS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (DOLLARS IN THOUSANDS)

     (a)  11.5% SENIOR NOTES (continued)

          Except under certain circumstances defined in the indenture governing the Notes, the Notes are not redeemable prior to July 1, 2000. Thereafter, the Notes are redeemable in whole or part, at the option of Renco Metals, at redemption prices ranging from 105.75 percent to 100 percent of the principal amount, depending on the date of redemption. The indenture governing the Notes contains certain covenants, that, among others, limit the type and amount of additional indebtedness that may be incurred by Renco Metals and impose limitations on investments, loans advances, the payment of dividends and making of certain other payments, the creation of liens, certain transactions with affiliates, and certain mergers. At October 31, 1996, Renco Metals was in compliance with all applicable covenants.

     (b)  12% SENIOR NOTES (OLD NOTES)

          Concurrent with the issuance of the 11.5 percent Notes described above, Renco Metals purchased $73,500 of the $75,000 aggregate principal amount of Old Notes through a tender offer and consent solicitation, and amendments to the indenture governing the Old Notes were executed, leaving $1,500 of Old Notes remaining outstanding. The amendments to the indenture involved deletion of a number of covenants to facilitate issuance of the new 11.5 percent Notes. Renco Metals was in compliance with all remaining applicable covenants on the Old Notes at October 31, 1996. The Old Notes are due July 15, 2000, are general unsecured obligations of Renco Metals, are unconditionally and fully guaranteed, jointly and severally, by the Guarantors, and have the same rank in right of payment with other senior indebtedness of Renco Metals. Interest is payable semiannually on January 15 of each year. On or after July 15, 1998, Renco Metals may, subject to certain conditions, redeem any or all of the remaining $1,500 of Old Notes at 104 percent of the principal amount thereof, declining to 100 percent for redemptions on or after July 15, 1999 (in each case, together with accrued and unpaid interest to the redemption date).

     (c)  REVOLVING CREDIT FACILITIES

          Magcorp and Sabel each have revolving credit facility agreements that provide for advances by the lender based on specified percentages of eligible accounts receivable, supplies inventories, and finished goods inventories to a maximum of $33,000 for Magcorp and $7,000 for Sabel. Advances bear interest at the prime rate plus one percent, payable monthly, and are secured primarily by all receivables and inventories of the borrower. In addition, the lender may extend up to $5,000 and $1,500 of letter of credit accommodations to Magcorp and Sabel, respectively, within the limits set forth above. Outstanding letters of credit under the agreements at October 31, 1996 total $2,955 for Magcorp and $-0- for Sabel. Based on these criteria as of October 31, 1996, the unused amounts available to Magcorp and Sabel were approximately $22,100 and $4,800, respectively. The revolving credit facilities will continue until August 1999 and from year to year thereafter, provided that either Magcorp or Sabel, as the case may be, or the lender may terminate either of the facilities as of August 31, 1999, or any subsequent anniversary date on 60 days advance written notice.

          The revolving credit facilities contain various covenants and restrictions including financial covenants that specify Magcorp and Sabel maintain specified ratios or minimum financial amounts with regard to net worth and working capital, as well as restrictions regarding additional indebtedness, liens, loans, dividends, and transactions with affiliates. At October 31, 1996, Magcorp and Sabel were in compliance with all applicable covenants.

                    RENCO METALS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (DOLLARS IN THOUSANDS)


(6)  PREFERRED STOCK

     The Company has authorized 8,500 shares of preferred stock, which were redeemed in July 1996 in conjunction with the issuance of the 11.5 percent Notes discussed above.

(7)  INCOME TAXES

     Components of income tax expense (benefit) follow, allocated to income from continuing operations:


                                Current       Deferred     Total
                                --------      --------     ------
          1996:
               Federal          $ 11,036         204       11,240
               State               1,937         357        2,294
                                --------      ------       ------
                                $ 12,973         561       13,534
                                --------      ------       ------
                                --------      ------       ------
          1995:
               Federal          $  8,988         530        9,518
               State                 290       1,335        1,625
                                --------      ------       ------
                                $  9,278       1,865       11,143
                                --------      ------       ------
                                --------      ------       ------
          1994:
               Federal          $ (1,578)       (392)      (1,970)
               State                  76         (38)          38
                                --------      ------       ------
                                $ (1,502)       (430)      (1,932)
                                --------      ------       ------
                                --------      ------       ------

     In addition to the above income taxes, the Company recognized a current income tax benefit of $4,559 in 1996 related to extraordinary losses on the early retirement of debt (see note 5).

     The statutory federal income tax rate is reconciled to the effective income tax rate as follows:

                                                  1996       1995       1994
                                                 -------    ------     ------

     Computed "expected" tax expense (benefit)   $13,742    10,892     (1,893)
     State and local tax, net of
      federal benefit                              1,381     1,400         64
     Depletion                                    (1,553)   (1,505)      (792)
     Change in deferred tax asset
      valuation allowance                              -       350        543
     Other                                           (36)        6        146
                                                 -------    ------     ------
       Income tax provision (benefit)            $13,534    11,143     (1,932)
                                                 -------    ------     ------
                                                 -------    ------     ------

                    RENCO METALS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (DOLLARS IN THOUSANDS)


(7)  INCOME TAXES (continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 1996 and 1995, are as follows:


                                                           1996        1995
                                                          -------     ------
          Deferred tax assets:
               Bad debt reserves                          $   194        194
               Inventories-uniform capitalization             272        239
               Vacation accruals                               59         80
               Payable to Group                               122        122
               Deferred compensation                          101        511
               Miscellaneous accruals                          71         95
               Net operating loss carryforwards             2,366      2,685
               Postretirement medical benefit               1,042        993
               Environmental reserve                          459        459
                                                          -------     ------

                    Total gross deferred tax assets         4,686      5,378
                    Less valuation allowance                  893        893
                                                          -------     ------

                    Net deferred tax assets                 3,793      4,485
                                                          -------     ------

          Deferred tax liabilities:
               Inventory basis difference                    (827)      (827)
               Accumulated depreciation                    (5,391)    (5,523)
                                                          -------     ------

                    Total gross deferred tax liabilities   (6,218)    (6,350)
                                                          -------     ------

                    Net deferred tax liability            $(2,425)    (1,865)
                                                          -------     ------
                                                          -------     ------

          Deferred income taxes - current                 $  (245)      (219)
          Deferred income taxes - noncurrent               (2,180)    (1,646)
                                                          -------     ------

                    Net deferred tax liability            $(2,425)    (1,865)
                                                          -------     ------
                                                          -------     ------


     The net change in the total valuation allowance for 1996 and 1995 was an increase of $-0- and $350, respectively.

     Management believes that existing taxable temporary differences, net of the established valuation allowance, will more likely than not reverse within the applicable carryforward periods to allow future realization of existing net deferred tax assets.

                      RENCO METALS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


(8)  RELATED PARTY TRANSACTIONS

     Magcorp has $318 payable to Group at October 31, 1996 and 1995, that is noninterest bearing. The payable is included in other liabilities in the accompanying consolidated balance sheet and is subordinated to the liabilities described in note 5.

     Group provides management services to the Company under a management agreement. Such services include operational consulting, budget review, income tax consulting and contracting for insurance under master policies. Pursuant to the agreement, which expires on October 31, 2000, Group provides such services to the Company for an annual management fee of $1,200. The Company paid management fees to the Group of $1,200 for each of the years ended in the three-year period ended October 31, 1996.

     During 1996, the Company paid to Group dividends totaling $88,950, including $75,028 paid in conjunction with the issuance of the 11.5 percent Notes discussed in note 5.


(9)  EMPLOYEE BENEFIT PLANS

     (a)  PENSION AND PROFIT SHARING PLANS

          MAGCORP

          Magcorp has a defined benefit plan for hourly employees, a defined contribution plan for salaried employees, and thrift plans for all employees. All of Magcorp's plans have fiscal year-ends of December 31.

          Pension benefits for Magcorp's defined benefit plan are generally based on a flat dollar amount times years of credited service, including years of employment with the previous owner. Magcorp's funding policy is to contribute amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations. Net pension cost for the defined benefit plan for 1996, 1995, and 1994, includes the following components:


                                                                1996      1995      1994
                                                               -----      ----      ----
            Service cost - benefits earned during the year     $ 192       143       184
            Interest cost on projected benefit obligations       291       232       235
            Return on assets                                    (423)     (381)      (64)
            Net amortization and deferral                        197       182       (99)
                                                               -----      ----       ---
              Net pension cost                                 $ 257       176       256
                                                               -----      ----       ---
                                                               -----      ----       ---

                      RENCO METALS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (DOLLARS IN THOUSANDS)


(9)  EMPLOYEE BENEFIT PLANS (continued)

          The plan's funded status at each October 31, was as follows:

                                                                            1996           1995        1994
                                                                          -------         ------      ------
          Actuarial present value of benefit obligations:
            Vested benefits                                               $ 3,854          3,562       2,449
            Nonvested benefits                                                512            471         387
                                                                          -------         ------      ------
              Accumulated benefit obligations                             $ 4,366          4,033       2,836
                                                                          -------         ------      ------
                                                                          -------         ------      ------
          Plan's assets at fair value, principally listed securities      $ 3,683          3,169       2,720
          Actuarial present value of projected benefit obligations         (4,366)        (4,033)     (2,836)
                                                                          -------         ------      ------
              Projected benefit obligations in excess of plan assets         (683)          (864)       (116)
          Unrecognized prior service cost                                     498            536         397
          Unrecognized net loss (gain) from past experience and
           effects of changes in assumptions                                  (48)           213        (329)
                                                                          -------         ------      ------

              Net prepaid (accrued) pension cost prior to
               adjustment for minimum liability                              (233)          (115)        (48)
          Adjustment for additional minimum liability                        (449)          (749)        (68)
                                                                          -------         ------      ------
              Net accrued minimum liability                               $  (682)          (864)       (116)
                                                                          -------         ------      ------
                                                                          -------         ------      ------

          Assumptions used above for Magcorp's defined benefit plan as of October 31, 1996, 1995, and 1994 include:

                                                                   1996      1995      1994
                                                                   -----     -----     -----
          Discount rates for determining estimated obligations
           and interest cost                                       7.25%     7.25%     8.25%
          Expected aggregate average long-term change in
           compensation                                             n/a       n/a       n/a
          Expected long-term return on assets                      8.25%     8.25%     8.25%

          Contributions for Magcorp's defined contribution plan are based upon age, years of service, and gross compensation for each salaried employee, and totaled approximately $709, $612, and $585, for 1996, 1995, and 1994, respectively.

          Magcorp has a salaried thrift plan and an hourly thrift plan that qualify under the Internal Revenue Code Section 401(k). The plans are available to substantially all employees. Magcorp may make discretionary matching contributions of 50 percent of each hourly employee's contribution, and 75 percent of each salaried employee's contribution up to the first six percent of each employee's compensation. Matching contributions were $432 and $310, for 1996 and 1995, respectively. There were no matching contributions during fiscal year 1994.

                      RENCO METALS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


(9)  EMPLOYEE BENEFIT PLANS (continued)

          SABEL

          Under an agreement with the United Steelworkers' Union, which covers certain production employees, Sabel contributes to a pension plan based on a set amount per hour worked for covered employees. The contributions to the plan were $40, $78, and $59 for 1996, 1995, and 1994, respectively.

          Sabel has a noncontributory profit sharing plan for management and administrative employees. The amount of the annual contribution, if any, is at the discretion of Sabel and is not to exceed 15 percent of the compensation of the eligible employees. The contributions were $99, $191 and $98, for 1996, 1995, and 1994 respectively.

     (b)  POSTRETIREMENT MEDICAL BENEFIT PLAN

          Magcorp sponsors a self-insured, fee-for-service health care plan that provides postretirement medical benefits to salaried retirees who retire from active employment status on or after age 55 with ten or more years of service. Qualified retirees will receive lifetime benefits for themselves and their spouses. Employees who retire on or after age 55 with less than ten years but at least five years or more of service, will receive benefits paid by Magcorp only after age 65.

          The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets at October 31, 1996 and 1995:

                                                                    1996       1995
                                                                   ------     -----
          Accumulated postretirement benefit obligation:
            Retirees                                               $  475       425
            Fully eligible active plan participants                 1,006       900
            Other active plan participants                          1,827     1,636
                                                                   ------     -----
                                                                    3,308     2,961
          Plan assets at fair value                                     -         -
                                                                   ------     -----
              Accumulated postretirement benefit obligation in
               excess of plan assets                                3,308     2,961
          Unrecognized net gain                                     3,297     3,516
                                                                   ------     -----
              Accrued postretirement benefit obligation            $6,605     6,477
                                                                   ------     -----
                                                                   ------     -----

     The unrecognized net gain is being amortized over a period of approximately fifteen years, which represents the average future working lifetime of the plan participants. The amortization of the gain is offset against actual service cost and interest cost over the period of amortization.

                      RENCO METALS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


(9)  EMPLOYEE BENEFIT PLANS (continued)

     Net period postretirement benefit cost includes the following components:

                                                   1996      1995     1994
                                                  ------     ----     ----
     Service cost                                 $  155      137      232
     Interest cost                                   213      196      264
     Amortization of gain                           (219)    (243)    (124)
                                                  ------     ----     ----
       Net periodic postretirement benefit cost   $  149       90      372
                                                  ------     ----     ----
                                                  ------     ----     ----

     For measurement purposes, an 7.8 percent annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1996; the rate was assumed to decrease gradually to 5.5 percent by the year 2018 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 1996 by $303 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended October 31, 1996 by $36.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent at October 31, 1996 and 1995.


(10) LEASES

     The Company has several noncancelable operating leases, primarily for office and warehouse space, and machinery and equipment. These leases generally contain renewal options. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of October 31, 1996 are listed below:

               Year ending October 31:
                    1997                              $1,914
                    1998                               1,410
                    1999                               1,192
                    2000                               1,021
                    2001                                 313
                    Thereafter                           408
                                                      ------
                      Total minimum lease payments    $6,258
                                                      ------
                                                      ------

     Rent expense aggregated $2,393, $2,867, and $3,126 for 1996, 1995, and 1994, respectively. Included in rental expense was contingent rental expense of approximately $80, $122, and $106 for 1996, 1995, and 1994, respectively. Additionally, included in rental expense are leases of certain office and warehouse space from entities in which the president of Sabel holds an indirect material interest. Rent expense for such leases aggregated approximately $331, $339, and $342 for 1996, 1995, and 1994, respectively.

                 RENCO METALS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        (DOLLARS IN THOUSANDS)

(11) COMMITMENTS AND CONTINGENCIES

     (a)  LITIGATION

          The Company and its subsidiaries are involved in litigation arising in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, based upon the advice of outside counsel, such litigation will not have any material effect on the Company.

     (b)  OTHER AGREEMENTS

          Magcorp assumed from its previous owner certain agreements with unrelated corporations (Nominal Lessor) under which tax benefits were transferred to the unrelated corporations as allowed under a provision of the Economic Recovery Tax Act of 1981. Included in the terms of the agreements are various covenants, including a promise not to dispose of the property covered by the agreements, and also indemnification of the Nominal Lessor against any losses which might result from a breach of Magcorp's warranties and covenants. The seller also holds a $1,000 irrevocable letter of credit as collateral for performance by Magcorp on the Nominal Lessor agreements.

          Magcorp and Sabel both have net worth appreciation participation agreements with certain executives wherein these individuals are entitled to receive a specified percentage of cumulative net income, less any common stock dividends, of their respective companies commencing at specified dates in the agreements, through the date of the individual's termination based on a specified vesting schedule. Payment will be made in 40 equal quarterly installments, without interest, commencing three months after termination of employment. If Magcorp or Sabel pays any cash dividend on its common stock during the term of the employment of the applicable executives, the respective company will make a cash payment to such executives equal to the total amount of the cash dividend multiplied by their applicable fully-vested participation percentage. Amounts are accrued as earned.


(12) ACCRUED EXPENSES

     Accrued expenses consist of:

                                                        1996       1995
                                                      -------     ------
          Salaries, bonuses, vacation, and other
           related accruals                           $ 6,473      5,569
          Utilities                                     3,147      3,069
          Interest                                      5,803      2,638
          Taxes, other than income                        535        481
          Other                                         3,528      2,570
                                                      -------     ------
                                                      $19,486     14,327
                                                      -------     ------
                                                      -------     ------

                 RENCO METALS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        (DOLLARS IN THOUSANDS)

(13) SEGMENT INFORMATION

     The Company classifies its operations into two business segments: magnesium production and steel fabrication and wholesaling. There are no intersegment sales. Summarized financial information by business segment is as follows:

                                               1996      1995       1994
                                             --------   -------   -------
          Net sales:
             Magnesium                       $152,941   136,348    90,745
             Steel                             44,033    49,458    42,205
                                             --------   -------   -------
                                             $196,974   185,806   132,950
                                             --------   -------   -------
                                             --------   -------   -------

          Income from operations:
             Magnesium                       $ 49,119    37,993     2,723
             Steel                              1,938     2,467     1,979
             Corporate                           (104)      (83)      (72)
                                             --------   -------   -------
                                             $ 50,953    40,377     4,630
                                             --------   -------   -------
                                             --------   -------   -------

          Identifiable assets:
             Magnesium                       $ 99,796    94,849    67,904
             Steel                             15,624    15,913    15,535
             Corporate                          3,238     5,789     5,599
                                             --------   -------   -------
                                             $118,658   116,551    89,038
                                             --------   -------   -------
                                             --------   -------   -------

          Capital expenditures:
             Magnesium                       $ 10,564     6,051     2,574
             Steel                                659     1,134       653
                                             --------   -------   -------
                                             $ 11,223     7,185     3,227
                                             --------   -------   -------
                                             --------   -------   -------

          Depreciation, depletion,
           and amortization:
             Magnesium                       $  6,106     5,397     5,263
             Steel                                403       373       341
                                             --------   -------   -------
                                             $  6,509     5,770     5,604
                                             --------   -------   -------
                                             --------   -------   -------

                 RENCO METALS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        (DOLLARS IN THOUSANDS)

(14) SIGNIFICANT CUSTOMERS AND EXPORT SALES

     During 1995 and 1994, sales to any single customer did not exceed ten percent of total consolidated revenues. During 1996, sales to Rossborough Manufacturing Co. LP approximated 12 percent of total revenues. The following table summarizes export sales to various geographic areas:

                                      1996       1995       1994
                                    -------     ------     -----
          Net export sales:
               Europe               $ 8,524      8,357     5,804
               Japan                  3,718      5,988     2,826
               Canada                 1,262      1,050       545
               Other                  1,670        798       104
                                    -------     ------     -----
                                    $15,174     16,193     9,279
                                    -------     ------     -----
                                    -------     ------     -----

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The following table sets forth certain information regarding the directors and executive officers of the Company, Magcorp and Sabel:

                 NAME         AGE               POSITION
                 ----         ---               --------
          Ira Leon Rennert    62    Chairman, Director, and Chief Executive
                                    Officer of the Company
          Roger L. Fay......  51    Vice President, Finance of the Company
          Michael H. Legge..  50    President and Chief Executive Officer of
                                    Magcorp
          Keith Sabel.......  46    Director, President and Chief Executive
                                    Officer of Sabel
          Justin W. D'Atri..  69    Director of Sabel
          Howard I. Kaplan..  52    Vice President of Sales and Marketing of
                                    Magcorp
          Ron L. Thayer.....  37    Vice President of Operations of Magcorp
          Lee R. Brown......  50    Vice President of Human Resources and
                                    Public and Governmental Affairs of
                                    Magcorp
          Todd R. Ogaard....  41    Vice President of Finance and
                                    Administration of Magcorp

     IRA LEON RENNERT has been the Chairman, Chief Executive Officer and sole member of the Board of Directors of the Company since its inception and has been the Chairman, CEO and principal shareholder of Group since its first acquisition in 1975. In addition, Mr. Rennert is the Chairman of the Board of all of Group's subsidiaries including WCI Steel, Inc. and AM General Corporation. Group was the majority stockholder of Covert Marine, Inc., a wholesale distributor of recreational boating equipment in Kansas City, Missouri, in respect of which an order for relief was entered on October 23, 1992 under Chapter 11 of the Bankruptcy Code by the U.S. Bankruptcy Court for the Western District of Missouri. The Company has never had any business relationship with Covert Marine, Inc.

     ROGER L. FAY has been Vice President, Finance for the Company since its inception and has been Vice President, Finance for Group since 1983. Mr. Fay is a certified public accountant. Before joining Group, Mr. Fay served for twelve years as a controller of one of Group's subsidiaries.

     MICHAEL H. LEGGE was appointed President and Chief Executive Officer of Magcorp on January 1, 1993. He was most recently Vice President of Operations at the Rowley facility and has served in several managerial and technical positions since joining NL Industries, Inc., a predecessor of Magcorp, in 1979.

     KEITH SABEL has served in his present position as President and Chief Executive Officer of Sabel since 1990 and is also a director of Sabel. Mr. Sabel has been with Sabel in various positions for the past 22 years.

     JUSTIN W. D'ATRI, a practicing attorney in New York, New York from 1952 until his retirement in June 1996, has been Secretary and a director of, and legal counsel for, Group since its inception and is now a consultant to Group, and Secretary of the Company since its incorporation. Mr. D'Atri has been the Secretary and a director of Sabel since 1987, and Secretary of Magcorp since August 1989. Mr. D'Atri was a director of Covert Marine, Inc. which is discussed under Mr. Rennert's biography above.

     HOWARD I. KAPLAN has served in his present position as Vice President of Sales and Marketing of Magcorp since 1986. Dr. Kaplan joined AMAX Magnesium, a predecessor of Magcorp, in 1981 and served as Manager of Technical Market Development, Process Control Superintendent and Electrolytics and Cast House Superintendent. Dr. Kaplan has a Ph.D. from the University of Pennsylvania in Metallurgy and Materials Science.

  RON L. THAYER has served in his present position since January 1, 1993. He was most recently Operations Superintendent at the Rowley facility and has served in several managerial and technical positions since joining AMAX Magnesium, a predecessor of Magcorp, in 1988. Prior to joining AMAX Magnesium, Mr. Thayer was with Williams Resources, a chemical company in Denver, Colorado.

  LEE R. BROWN has been Vice President of Human Resources at Magcorp since 1984. Mr. Brown joined NL Industries, Inc., a predecessor of Magcorp, in 1978. Prior to joining NL Industries, he spent 2 years with Kennecott Copper.

  TODD R. OGAARD joined Magcorp in February 1994, and assumed Vice President of Finance responsibilities effective February, 1995. Mr. Ogaard is a certified public accountant. Prior to joining Magcorp, he was a Senior Manager with the accounting and consulting firm of KPMG Peat Marwick LLP, and had been with that firm in various capacities from September 1981 through January 1994.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning compensation of the named executive officers by the Company for services rendered to it in all capacities during fiscal 1996, 1995 and 1994:

                           SUMMARY COMPENSATION TABLE

                                                                                        Long-term
                                                                                          Compen-
                                                                                          sation
                   Name and                                    Annual Compensation(1)  ------------          All Other
                   Principal                                   ----------------------      LTIP               Compen-
                   Position                             Year     Salary       Bonus     Payouts (3)           sation
------------------------------------------------        ----   ---------    ---------  ------------       --------------
                                                                                           C>
Ira Leon Rennert (2)                                    1996    $      -    $      -    $        -        $90,149,675(2)
Chairman and Chief Executive Officer                    1995           -           -             -          1,200,000(2)
                                                        1994           -           -             -          1,200,000(2)

Michael H. Legge                                        1996     120,756     275,000     2,668,490             17,850(4)
President and Chief Executive Officer of Magcorp        1995     120,756     200,000             -             16,491(4)
                                                        1994     120,756      35,000             -             11,291(4)

Keith Sabel                                             1996     128,797     141,000             -              5,625(5)
President and Chief Executive Officer of Sabel          1995     124,061      21,000             -              8,050(5)
                                                        1994     120,890      14,000             -              4,466(5)

Howard I. Kaplan                                        1996      94,723     180,000       889,497             21,989(4)
Vice President of Sales and Marketing of Magcorp        1995      94,723     100,000             -             18,678(4)
                                                        1994      94,723      25,000             -              8,288(4)

Ron L. Thayer                                           1996      85,550     130,000       889,497              5,700(4)
Vice President of Operations of Magcorp                 1995      85,550     125,000                            6,064(4)
                                                        1994      81,688      25,000                            2,647(4)

------------------------
(1) Value of perquisites per individual did not exceed the lesser of $50,000 or 10 percent of total salary and bonus per named executive officer.

(2) Mr. Rennert receives no cash compensation directly from the Company. He is Chairman of the Board. All of the Company's issued and outstanding capital stock is owned by Group, which is 95.9 percent owned by Mr. Rennert and by trusts established by him for himself and members of his family (but of which he is not a trustee). Group receives a management fee from the Company pursuant to a management agreement. The amount shown includes the $1.2 million annual management fee paid by the Company to Group for each fiscal year. See "ITEM 13. Certain Relationships and Related Transactions." In 1996, the Company paid Group dividends totaling $88.95 million, including $75.03 million paid in conjunction with the issuance of 11.5% Senior Notes described more fully in Note 5 to the Company's consolidated financial statements, appearing elsewhere herein.

(3) The amounts shown as "LTIP Payouts" in the table for each named executive officer represent contractual payments under such officer's Net Worth Appreciation Agreement. See "--Net Worth Appreciation Agreements" below.

(4) The other compensation shown consists of employer contributions to a defined contribution pension plan, and matching contributions under Magcorp's 401(k) savings plan.

(5) Consists of employer contributions to a noncontributory profit sharing plan.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company had no compensation committee during fiscal 1996. The sole member of the Board of Directors was Ira Leon Rennert. The compensation for the executive officers is fixed by negotiations between such executive officers and Mr. Rennert acting on behalf of Group.

     During fiscal 1996, no executive officer of the Company served (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Company's board of directors, (b) as a director of another entity, one of whose executive officers served on the Company's board of directors or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Director of the Company.

EMPLOYMENT AGREEMENTS

     Mr. Legge is employed by Magcorp pursuant to an employment agreement effective as of January 1, 1993 which continues until December 31, 1997 and for additional one-year periods thereafter unless terminated by either party by written notice given 30 days prior to then current expiration date. Pursuant to such employment agreement, Mr. Legge will receive a base minimum annual salary of $120,000 and a bonus of at least $35,000 for each fiscal year in which Magcorp is profitable.

     Dr. Kaplan is employed by Magcorp pursuant to an employment agreement effective as of June 1, 1994 which continues until October 31, 1999 and for additional one-year periods thereafter unless terminated by either party by written notice given 6 months prior to the then current expiration date. Pursuant to such employment agreement, Mr. Kaplan will receive a base minimum annual salary of $94,723 and a bonus of at least $25,000 for each fiscal year in which Magcorp is profitable.

     Mr. Thayer is employed by Magcorp pursuant to an employment agreement effective as of January 1, 1993 which continues until December 31, 1997 and for additional one-year periods unless terminated by either party by written notice given 30 days prior to the then current expiration date. Pursuant to such employment agreement, Mr. Thayer will receive a base minimum annual salary of $85,500 and a bonus of at least $20,000 for each fiscal year in which Magcorp is profitable.

NET WORTH APPRECIATION AGREEMENTS

     Mr. Legge, Dr. Kaplan, Mr. Thayer and two other officers of Magcorp are each parties to Net Worth Appreciation Agreements ("NWAP Agreements") with Magcorp, under which he will be entitled to receive a fixed percentage of the increase in the net worth of Magcorp from August 1, 1996 until the end of the fiscal quarter preceding the date of the termination of his employment or, if the employee leaves voluntarily following the expiration of 30 days after his giving notice of resignation. Such amount is payable without interest in 40 equal quarterly installments commencing on the employee's termination, or, if later, the earlier of June 11, 2011 or his attaining the age 62 (or his prior death or disability), and so long as he has not engaged in any business competitive with that of Magcorp subsequent to leaving his employment. The maximum aggregate percentage payable to the five executives is 7 percent of such increase in the net worth of Magcorp.

     Mr. Sabel and one other officer of Sabel are each parties to NWAP Agreements with Sabel entitling them upon leaving the employment of Sable to receive a fixed percentage of the increase in the net worth of Sabel from August 1, 1993 until the end of the fiscal quarter preceding the date of termination, payable without interest in 40 quarterly installments.

     Assuming all of the Company's executive officers had retired at October 31, 1996, and their respective maximum percentages had vested, an aggregate of $290,000 would have been payable to such executive officers pursuant to the NWAP Agreements.

     The NWAP Agreements also provide that, if while employed by Magcorp or Sabel, the respective company pays any cash dividend on its common stock, the respective company will make a cash payment to the applicable executive officer equal to the total amount of the cash dividend multiplied by their applicable fully vested participation percentage. During 1996, in conjunction with the Company's dividends to Group, Magcorp's Board of Directors declared and paid to the Company dividends totaling $88.95 million. Accordingly, an aggregate of $6.23 million was paid to the five Magcorp executive officers who are covered by Magcorp's NWAP Agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of the outstanding equity securities of the Company as of January 27, 1997:

                                                 NAME AND ADDRESS OF   AMOUNT AND NATURE OF    PERCENT
                   TITLE OF CLASS                  BENEFICIAL OWNER    BENEFICIAL OWNERSHIP    OF CLASS
                   --------------                -------------------   --------------------    --------
     10% preferred stock, $1,000 par value.....     (1)                (1)                       (1)
     Common stock, no par value................     Group(2)           1,000 shares, Direct     100%

------------------------
(1) The preferred stock of the Company was redeemed in July 1996 in conjunction with the issuance of 11.5% Senior Notes described more fully in Note 5 to the Company's consolidated financial statements, appearing elsewhere herein.
(2) All of the Company's issued and outstanding capital stock is owned by Group, which is 95.9 percent owned by Mr. Rennert and by trusts established by him for himself and members of his family (but of which he is not a trustee). Mr. Rennert may be deemed to be the beneficial owner of the Company's capital stock. Roger L. Fay, Vice President, Finance of the Company, is Vice President, Finance and a minority stockholder of Group. Justin W. D'Atri, Secretary of the Company and the Subsidiaries, is Secretary and a director of Group and one of the trustees of the trusts mentioned in the preceding paragraph. No other executive officer of the Company or the Subsidiaries has any interest in Group. By virtue of Group's ownership of all the outstanding shares of capital stock of the Company, and Mr. Rennert's ownership of a majority of the capital stock of Group, Mr. Rennert is in a position to control actions that require the consent of a majority of the holders of the Company's outstanding shares of capital stock, including the election of the board of directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     MANAGEMENT AGREEMENT

     Group provides management services to the Company under a management agreement (the "Management Agreement"). Such services include operational consulting, budget review, income tax consulting and contracting for insurance under master policies. Pursuant to the Management Agreement, Group provides such services to the Company for an annual management fee equal to $1.2 million. The Management Agreement expires on October 31, 2000. The Company paid management fees to Group of $1.2 million for each of the fiscal years ended October 31, 1996, 1995 and 1994, respectively.

     INSURANCE SHARING PROGRAM

     To obtain the advantages of volume, Group purchases certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company's insurance coverage obtained under the Group programs are property, business interruption, general, product and auto liability and workers' compensation. The premiums for director and officer, fidelity, fiduciary, property, business interruption, auto liability and casualty umbrella are allocated by Group substantially as indicated in the underlying policies. General and product liability and workers' compensation coverages are loss sensitive programs with both fixed and variable premium components. The fixed premium component for this coverage is allocated to each insured Group subsidiary based on factors that include historical guaranteed cost premium, the overall growth of each subsidiary and an assessment of risk based on loss experience. The fixed component is subject to revision resulting from the insurance carrier's audit of actual premium factors. As claims (the variable component) are paid, each insured within the loss sensitive program is charged for its claims up to a maximum amount and subject to an overall maximum for all insured subsidiaries. Each insured Group subsidiary has been assigned an individual maximum cost based on historical guaranteed cost premiums. The overall and individual subsidiary maximums are subject to revision based on audit of actual premium factors. If an insured Group subsidiary reaches its individual maximum cost, the other insured subsidiaries are required to share proportionately in the excess cost of the subsidiary which has reached its individual maximum. In fiscal 1996, the Company incurred costs of approximately $1.3 million under the Group insurance program.

The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.

     TAX SHARING AGREEMENT

     Pursuant to a tax sharing agreement between the Company and Group, the Company pays to Group an amount equal to the amount the Company would have been required to pay for taxes on a stand-alone basis to the Internal Revenue Service and the applicable state taxing authority, as the case may be, except that the Company will not have the benefit of any of its tax loss carryforwards unless such tax losses were a result of timing differences between the Company's accounting for tax and financial reporting purposes, which agreement also provides that transactions between the Company and Group and its other subsidiaries are accounted for on a cash basis and not on an accrual basis.


     TRANSACTIONS WITH SABEL FAMILY

   Sabel leases certain of its facilities from an affiliate of the Sabel family under a lease running to July 31, 1997, which may be extended for two additional terms of five years each. Total rent payments during fiscal year 1996 were $0.3 million.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   A.  Documents filed as part of this Form 10-K:

       1.  FINANCIAL STATEMENTS (included in Part II, ITEM 8):

            Independent Auditors' Report                                               16

            Consolidated Balance Sheets - October 31, 1996 and 1995                    17

            Consolidated Statements of Operations - Years ended October 31, 1996,
                 1995, and 1994                                                        18

            Consolidated Statements of Stockholder's Equity (Deficit) -
                 Years ended October 31, 1996, 1995, and 1994                          19

            Consolidated Statements of Cash Flows - Years ended October 31,
                 1996, 1995, and 1994                                                  20

            Notes to Consolidated Financial Statements                                 22

       2.  FINANCIAL STATEMENT SCHEDULES  (included in Part IV):

            Schedule II              Valuation and Qualifying Accounts                 44

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

3.   EXHIBITS

     EXHIBIT
       NO.                      IDENTIFICATION OF EXHIBITS
     -------                    --------------------------

      3.1   ----  Certificate of Incorporation of Renco Metals, Inc.        (1)

      3.2   ----  Certificate of Incorporation of Magnesium
                  Corporation of America                                    (1)

      3.3   ----  Certificate of Incorporation of Sabel Industries, Inc.    (1)

      3.4   ----  By-laws of Renco Metals, Inc.                             (1)

      3.5   ----  By-laws of Magnesium Corporation of America               (1)

      3.6   ----  By-laws of Sabel Industries, Inc.                         (1)

      4.1   ----  Indenture dated as of July 1, 1996 among Renco            (6)
                  Metals, Inc., Issuer, Magnesium Corporation of
                  America and Sabel Industries, Inc., Guarantors, and
                  Fleet National Bank, Trustee, relating to 11-1/2%
                  Senior Notes Due 2003 (with form of Note and form of guarantee annexed)

      4.4   ----  Indenture dated as of August 1, 1993 among Renco          (1)
                  Metals, Inc., Issuer, Magnesium Corporation of
                  America and Sabel Industries, Inc., Guarantors, and
                  Shawmut Bank Connecticut National Association (a/k/a
                  Fleet National Bank), Trustee, relating to 12% Senior
                  Notes Due 2000 (with form of Note annexed)

      4.5   ----  First Supplemental Indenture dated as of July 1, 1996     (7)
                  supplementing Indenture dated as of August 1, 1993 among Renco Metals, Inc., as Issuer, Magnesium
                  Corporation of America and Sabel Industries, Inc., as
                  Guarantors, and Fleet National Bank, as Trustee, relating to 12% Senior Notes Due 2000

     10.1   ----  Employment Agreements between Magnesium Corporation
                  of America and:
                  a) Michael H. Legge, dated September 24, 1992
                       effective January 1, 1993                            (1)
                  b) Ron L. Thayer effective June 1, 1994                   (2)
                  c) Howard I. Kaplan dated June 10, 1994                   (2)
                  d) Lee R. Brown, dated September 1, 1989                  (1)
                  e) Todd R. Ogaard, dated December 1, 1994                 (2)

     10.2   ----  Net Worth Appreciation Agreements between Magnesium
                  Corporation of America and:
                  a) Michael H. Legge, dated September 24, 1992             (1)
                  b) Ron L. Thayer, dated September 24, 1992                (1)
                  c) Lee R. Brown, dated July 30, 1993                      (1)
                  d) Howard I. Kaplan, dated June 10, 1994                  (2)
                  e) Todd R. Ogaard, dated May 19, 1995                     (3)

     10.3   ----  Amendments to Net Worth Appreciation Agreements between
                  Magnesium Corporation of America and:
                  a) Michael H. Legge                                       (8)
                  b) Ron L. Thayer                                          (8)
                  c) Lee R. Brown                                           (8)
                  d) Todd R. Ogaard                                         (8)
                  e) Howard I. Kaplan                                       (8)

     10.4   ----  Management Consultant Agreement dated August 4, 1993      (1)
                  between The Renco Group, Inc. and Renco Metals, Inc.

     10.5   ----  Amendment No. 1 to Management Consultant Agreement        (5)
                  dated May 17, 1996 between The Renco Group, Inc.
                  and Renco Metals, Inc.

     10.6   ----  Amended and Restated Loan and Security Agreement          (1)
                  between Congress Financial Corporation and Magnesium
                  Corporation of America dated August 4, 1993

     10.7   ----  Amendment No. 1 dated January 31, 1996 to Amended and     (4)
                  Restated Loan and Security Agreement dated as of August 4, 1993, between Congress Financial Corporation and Magnesium Corporation of America, extending the term thereof to August 4, 1998

     10.8   ----  Amendment No. 2 dated July 3, 1996 to Amended and         (8)
                  Restated Loan and Security Agreement dated as of August 4, 1993, between Congress Financial Corporation and Magnesium Corporation of America

     10.9   ----  Loan and Security Agreement between Congress Financial    (1)
                  Corporation and Sabel Industries, Inc. dated August
                  4, 1993

     10.10  ----  Amendment No. 1 dated January 31, 1996 to Loan and        (4)
                  Security Agreement dated as of August 4, 1993, between Congress Financial Corporation and Sabel
                  Industries, Inc., extending the term thereof to August 4, 1998

     10.11  ----  Amendment No. 2 dated July 3, 1996 to Loan and Security   (8)
                  Agreement dated as of August 4, 1993, between Congress
                  Financial Corporation and Sabel Industries, Inc.

     EXHIBIT
       NO.                      IDENTIFICATION OF EXHIBITS
     -------                    --------------------------

     10.12   ----  Agreement dated July 31, 1969 between the State of       (1)
                   Utah, acting by and through the State Land Board, and National Lead Company, as amended by Addendum dated March 7, 1970, Second Addendum dated March 7,
                   1972 and Assignment to Amax Magnesium Corporation dated October 31, 1980 (ML 18779)

     10.13   ----  Special Use Lease Agreement 711 dated July 14, 1987      (1)
                   between the State of Utah, Division of State Lands and Forestry and Amax Magnesium Corporation

     10.14   ----  Amended Rights of Way No. U-54897, dated June 21, 1993   (1)
                   issued by the United States Department of the Interior
                   Bureau of Land Management, Salt Lake District Office to Magnesium Corporation of America

     10.15   ----  Lease dated May 13, 1991 between Sabel Industries,       (1)
                   Inc. as tenant and Janis Sabel, the Estate of Mark
                   Sabel, Marcelle Sabel Moers a/k/a Marcel Sabel Moers,
                   Dorothy Anne Bell and Lee Altheimer as successors to the Estate of Dorothy Altheimer with respect to premises known as Theodore Highway 90, County of Mobile, Alabama

     10.16   ----  Lease dated July 1, 1977 between Dewey Emfinger and      (1)
                   his wife, Bea Emfinger, to Sabel Steel Service
                   Incorporated with respect to premises known at 599
                   Ross Clark Circle, Dothan, Alabama and the sublease thereof to Sabel Industries, Inc. then known as Ren
                   Alabama Inc. dated July 30, 1987

     10.17   ----  Lease dated July 30, 1987 between Mark Sabel, Janis      (1)
                   Sabel, Marcel Moers and Dorothy Altheimer, owner of an undivided 50% interest and Ted Cohen, owner of an undivided 50% interest, all as tenants in common, to Sabel Industries, Inc. (name subsequently changed to
                   JiMark Investment Company, Inc.) with respect to premises known as 2811 Day Street, Montgomery, Alabama and the sublease thereof to Sabel Industries, Inc., then known as Ren Alabama Inc., dated July 30, 1987.
                   Note: Sabel Industries, Inc. subsequently purchased the undivided 50% interest of Mr. Cohen

     10.18   ----  Master Lease Indenture dated July 30, 1987 between       (1)
                   Sabel Land Company, a tenancy in common, comprised of Mark Sabel, Janis Sabel, Marcel Moers and Dorothy
                   Altheimer and Sabel Industries, Inc. then known as Ten Alabama Inc. covering premises known as Railroad
                   Street, West Lafayette Street, East Lafayette Street,
                   749 North Court Street and 589 North Court Street, all in Montgomery, Alabama (other premises covered by this original lease are no longer used by Sabel Industries, Inc.)

     10.19   ----  Brine Supply Agreement dated August 3, 1993 between      (1)
                   AZKO Salt Inc. and Magnesium Corporation of America

     10.20   ----  Net Worth Appreciation Agreements between Sabel
                   Industries, Inc. and:
                   a) Keith Sabel, dated January 24, 1994                   (2)
                   b) Phillip Brown, dated January 24, 1994                 (2)

     10.21   ----  Waiver of "Additional Fees" through October 31, 1995     (3)
                   dated January 11, 1996 between The Renco Group, Inc.
                   and Renco Metals, Inc.

     21.1    ----  Subsidiaries of Renco Metals, Inc.                       (1)

     27      ----  Financial Statement Schedules                            (8)

   _______________
   (1) Previously filed and incorporated herein by reference from the Registrants' Registration Statement on Form S-4 (file no. 33-68230) as declared effective by the Securities and Exchange Commission on December 3, 1993.

   (2) Previously filed and incorporated herein by reference from Renco Metals, Inc.'s Form 10-K for the fiscal year ended October 31, 1994 (File No. 33-68230).

   (3) Previously filed and incorporated herein by reference from Renco Metals, Inc.'s Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-68230).

   (4) Previously filed and incorporated herein by reference from Renco Metals, Inc.'s Form 10-Q for the quarterly period ended January 31, 1996 (File No. 33-68230).

   (5) Previously filed and incorporated herein by reference from the Registrants' Registration Statement on Form S-1 (File no. 333-4513) as declared effective by the Securities and Exchange Commission on June 27, 1996.

   (6) Previously filed and incorporated herein by reference from Renco Metals, Inc.'s Form 8-K, filed July 17, 1996 (File No. 333-4513).

   (7) Previously filed and incorporated herein by reference from Renco Metals, Inc.'s Form 10-Q for the quarterly period ended July 31, 1996 (Files No. 33-68230 and 333-4513).

   (8)  Filed herewith electronically

B. No reports on Form 8-K were issued subsequent to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1996.

                                                                    SCHEDULE II

                       RENCO METALS, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended October 31, 1996, 1995, and 1994

                             (dollars in thousands)

                                                           Additions    Deductions -
                                              Balance at   charged to    write-offs    Balance
                                               beginning   costs and      against      at end
                                               of year      expenses     allowance     of year
                                              ----------   ----------   ------------   -------
Year ended October 31, 1996:
  Applied against asset accounts:
    Allowance for doubtful accounts             $  514         152          (152)        514
    Allowance for inventory obsolescence           564           -          (122)        442

Year ended October 31, 1995:
  Applied against asset accounts:
    Allowance for doubtful accounts             $  491         188          (165)        514
    Allowance for inventory obsolescence           678           -          (114)        564

Year ended October 31, 1994:
  Applied against asset accounts:
    Allowance for doubtful accounts             $  956          93          (558)        491
    Allowance for inventory obsolescence           764           -           (86)        678

                               S I G N A T U R E S


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        RENCO METALS, INC.
                                        (Registrant)



Date:   January 27, 1997                By   /s/  Ira Leon Rennert
-----------------------------             ----------------------------------
                                             Ira Leon Rennert
                                             Chairman of the Board and
                                             Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:   January 27, 1997                     /s/  Ira Leon Rennert
-----------------------------             ----------------------------------
                                             Ira Leon Rennert
                                             Chairman of the Board, sole
                                             Director, and Chief Executive
                                             Officer (Principal Executive
                                             Officer)



Date:   January 27, 1997                     /s/  Roger L. Fay
-----------------------------             ----------------------------------
                                             Roger L. Fay
                                             Vice President, Finance
                                             (Principal Financial and
                                             Accounting Officer)






           SUPPLEMENTAL INFORMATION OF BE FURNISHED WITH REPORTS FILED
        PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
             REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No annual report to security holders covering the registrant's last fiscal year and no proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been nor will be sent to security holders.

                             EXHIBIT INDEX


EXHIBIT
NO.                  IDENTIFICATION OF EXHIBITS
---       ------------------------------------------------------------------

10.3------Amendments dated June 11, 1997 to Net Worth Appreciation Agreements between Magnesium Corporation of America and:-
                     (a) Michael H. Legge-
                     (b) Ron L. Thayer-
                     (c) Lee R. Brown-
                     (d) Todd R. Ogaard-
                     (e) Howard I. Kaplan-


10.8------Amendment No. 2 dated July 3, 1996 to Amended and Restated Loan and
          Security Agreement dated as of August 4, 1993, between Congress Financial Corporation and Magnesium Corporation of America-


10.11-----Amendment No. 2 dated July 3, 1996 to Loan and Security Agreement dated as of August 4, 1993, between Congress Financial Corporation and Sabel Industries, Inc.-