Form 10-Q
period 1997-01-31
RENCO METALS INC
filed 1997-03-11
CIK 911566

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended JANUARY 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _______


                  COMMISSION FILE NUMBERS 033-68230, 333-4513


                             RENCO METALS, INC.
          (Exact name of registrant as specified in its charter)


             DELAWARE                              13-3724916
      (State or other jurisdiction                (IRS Employer
    of incorporation or organization)            Identification No.)

                238 NORTH 2200 WEST
                SALT LAKE CITY, UTAH                    84116
     (Address of principal executive offices)         (Zip Code)

                            (801) 532-2043
          Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                        [X]  YES       [ ]  NO


Number of shares outstanding of each of the registrant's classes of common stock, as of March 7, 1997:
COMMON STOCK, NO PAR VALUE                                        1,000 SHARES

                                  FORM 10-Q
                              RENCO METALS, INC.
                        QUARTER ENDED JANUARY 31, 1997


                             TABLE OF CONTENTS

                                                                                   PAGE NO.
                                                                                   -------
TABLE OF CONTENTS                                                                      2
  PART I - FINANCIAL INFORMATION

    ITEM 1 -  FINANCIAL  STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS - JANUARY 31, 1997 AND OCTOBER 31, 1996    3

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS ENDED JANUARY 31,
        1997 AND 1996                                                                  4

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE MONTHS ENDED
        JANUARY 31, 1997 AND 1996                                                      5

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                       6

    ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                      8

  PART II - OTHER INFORMATION

    ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                                         9

  SIGNATURES                                                                           10

                      RENCO METALS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   JANUARY 31,    October 31,
                                                      1997           1996
                     Assets                       (UNAUDITED)      (Audited)
                     ------                       -----------     -----------
Current assets:
  Cash and cash equivalents                        $ 17,457        $ 20,779
  Accounts receivable, less allowance for
    doubtful accounts of $514 in 1997 and 1996       23,347          24,864
  Inventories, net (note 2)                          28,937          26,447
  Prepaid expenses and other current assets           2,113           3,130
                                                   --------        --------
      Total current assets                           71,854          75,220
                                                   --------        --------
Property, plant, and equipment, net                  35,817          36,613
Other assets, net                                     6,602           6,825
                                                   --------        --------
                                                   $114,273        $118,658
                                                   --------        --------
                                                   --------        --------

     Liabilities and Stockholder's Deficit
     -------------------------------------
Current liabilities:
  Accounts payable                                 $  5,027        $  7,794
  Accrued expenses                                   11,959          19,486
  Other current liabilities                           1,079             263
                                                   --------        --------
      Total current liabilities                      18,065          27,543
                                                   --------        --------
Long-term debt                                      155,088         154,132
Other liabilities                                    11,278          11,017
                                                   --------        --------
      Total liabilities                             184,431         192,692
                                                   --------        --------
Stockholder's deficit:
  Common stock, no par value. Authorized,
    issued, and outstanding 1,000 shares                  1               1
  Additional paid-in capital                            500             500
  Accumulated deficit                               (70,659)        (74,535)
                                                   --------        --------
      Total stockholder's deficit                   (70,158)        (74,034)
                                                   --------        --------
Commitments and contingencies
                                                   --------        --------
                                                   $114,273        $118,658
                                                   --------        --------
                                                   --------        --------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      RENCO METALS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                         THREE MONTHS
                                                       ENDED JANUARY 31,
                                                    -----------------------
                                                      1997            1996
                                                    -------         -------
Sales                                               $45,786         $48,239
Costs and expenses:
  Cost of sales                                      27,300          27,313
  Depreciation, depletion, and amortization           1,967           1,680
  Selling, general, and administrative expenses       5,941           4,091
                                                    -------         -------
      Total costs and expenses                       35,208          33,084
                                                    -------         -------
        Income from operations                       10,578          15,155
Other income (expense):
  Interest income                                       246             466
  Interest expense                                   (4,597)         (2,520)
                                                    -------         -------
      Total other income (expense)                   (4,351)         (2,054)
                                                    -------         -------
        Income before income taxes                    6,227          13,101
Provision for income taxes                            2,351           4,806
                                                    -------         -------
          Net income                                $ 3,876         $ 8,295
                                                    -------         -------
                                                    -------         -------



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     RENCO METALS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                             THREE MONTHS
                                                           ENDED JANUARY 31,
                                                         --------------------
                                                            1997         1996
                                                         --------     -------
Net cash provided by (used in) operating activities      $ (3,108)    $ 8,181
                                                         --------     -------
Cash flows from investing activities -
  Capital expenditures, net                                (1,171)     (2,842)
                                                         --------     -------
      Net cash used in investing activities                (1,171)     (2,842)
                                                         --------     -------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving
   credit agreements                                          961        (131)
  Repayment of long-term debt                                  (4)         (4)
  Dividends                                                     -      (6,122)
                                                         --------     -------
      Net cash provided by (used in)
       financing activities                                   957      (6,257)
                                                         --------     -------
Decrease in cash and cash equivalents                      (3,322)       (918)
Cash and cash equivalents, beginning of period             20,779      30,092
                                                         --------     -------
Cash and cash equivalents, end of period                  $17,457     $29,174
                                                         --------     -------
                                                         --------     -------

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
  Cash paid during the period for interest                $ 8,706     $ 4,577
  Cash paid during the period for income taxes            $    71     $   177




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

             SUMMARIZED COMBINED GUARANTOR FINANCIAL INFORMATION

                                          Three months
                                        Ended January 31,
                                           (Unaudited)
                                      ---------------------
                                        1997          1996
                                      -------       -------
                                      (dollars in thousands)
Statement of operations data:
  Net sales                           $45,786       $48,239
  Cost of sales                       $27,300       $27,313
  Income before extraordinary item    $ 3,879       $ 8,274
  Net income                          $ 3,879       $ 8,274

                                     January 31,   October 31,
                                        1997          1996
                                     (Unaudited)    (Audited)
                                     -----------   -----------
                                       (dollars in thousands)
Balance sheet data:
  Current assets                      $ 68,918      $ 71,982
  Noncurrent assets                   $ 42,419      $ 43,438
  Current liabilities                 $ 15,741      $ 20,907
  Noncurrent liabilities              $ 14,866      $ 13,649

                    RENCO METALS, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)  INVENTORIES

     Inventories consist of the following:

                                             January 31,    October 31,
                                                 1997          1996
                                             (Unaudited)     (Audited)
                                             -----------    -----------
                                                (dollars in thousands)
     Finished goods                           $  19,757      $  17,293
     Brine in ponds                               1,781          1,942
     Spare parts and supplies                     7,115          6,937
     Raw materials and work-in-process              864            855
                                              ---------      ---------
                                                 29,517         27,027
     Less LIFO reserve                              580            580
                                              ---------      ---------
                                              $  28,937      $  26,447
                                              ---------      ---------
                                              ---------      ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1996

SALES for the three month period ended January 31, 1997 decreased 5.1 percent over the prior period. The decrease was attributable to a 5.2 percent decrease in Magcorp's revenues, and a 4.8 percent decrease in Sabel's revenues.
Magcorp's average selling price for magnesium decreased 3.5 percent and magnesium shipments decreased 2.5 percent. Selling prices were impacted by lower magnesium list prices. Effective January 1, 1997, Magcorp reduced its list price by 6.7 percent, and other manufacturers announced similar reductions. Magnesium volumes were down due to reduced spot sales due to competition from primarily Russian and Chinese producers. According to International Magnesium Association statistics, worldwide market shipments in calendar 1996 were down
2.8 percent over 1995's record levels, and magnesium shipped to the West in 1996 from Eastern (principally Russian and Chinese) producers increased 20.1 percent over 1995. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will continue. Sabel's sales decrease was due to a general weakening of prices and volume throughout all the steel markets in which Sabel participates.

COST OF SALES for the three month period ended January 31, 1997 remained constant on a consolidated basis. Magcorp's cost of sales increased 2.1 percent primarily due to increases in certain energy costs when compared to the corresponding period in 1996. Magcorp's cost of sales is highly sensitive to acquired energy costs and levels of production; unit costs will increase as production levels decrease. The cost of sales at Sabel decreased 5.9 percent, which percentage corresponds to the sales decrease discussed above.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the three month period ended January 31, 1997 increased due to increased depreciation of plant and equipment as the result of recent capital equipment additions.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the three month period ended January 31, 1997 increased 45.2 percent primarily due to $1.5 million of development costs associated with magnesium process enhancements. Excluding the $1.5 million developmental project charge, selling, general, and administrative expenses for the three month period ended January 31, 1997 did not change significantly from the corresponding prior period.

INTEREST INCOME for the three month period ended January 31, 1997 decreased $220,000 due to cash and cash equivalent balances on hand that decreased to a month-end average of $20.4 million in the current period from a month-end average of $30.7 million in the corresponding prior period.

INTEREST EXPENSE for the three month period ended January 31, 1997 increased $2.1 million primarily as a result of the issuance of the 11 1/2 percent Notes on July 3, 1996, which increased long-term debt by $76.5 million.

INCOME TAXES are estimated at statutory rates, including estimates of available credits, for both periods presented.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital investments, dividend payments, and interest payment obligations. The Company's primary available source of liquidity is from cash provided by operating activities. The Company's liquidity was reduced and its debt service requirements increased as a result the issuance of the 11 1/2 percent Notes in July, 1996, which increased long-term debt by $76.5 million.

The Company also has available $40.0 million in revolving credit facilities that provide for advances by the lender based on specified percentages of eligible accounts receivable, supplies inventories, and finished goods inventories to a maximum of $33.0 million for Magcorp and $7.0 million for Sabel, net of outstanding letters of credit. As of January 31, 1997, the unused amounts available to Magcorp and Sabel were approximately $23.4 million and $3.8 million, respectively. During the three month period ended January 31, 1997, Sabel had net borrowings of $961,000 under their revolving credit facility to fund working capital requirements. Magcorp has not borrowed cash under its revolving credit facility since November 1994.

Cash used in operating activities was $3.1 million for the three months ended January 31, 1997 compared to cash provided by operating activities of $8.1 million for the 1996 period. The decrease in operating cash flow in 1997 compared to 1996 resulted from a decrease in net income and changes in primarily inventories, income taxes, and accrued expenses during the 1997 quarter.

Capital expenditures were $1.2 million during the first quarter of fiscal 1997. Capital expenditures are budgeted at approximately $10.8 million over the remaining nine months of the fiscal year, and at $26 million for 1998 and $24 million for 1999. An estimated $40 million of estimated capital expenditures for 1997, 1998, and 1999 is related to magnesium process enhancements that will also improve environmental compliance.

The declaration and payment of dividends by the Company are restricted by the Company's long-term debt agreements, which generally allow dividends on a cumulative basis up to 50 percent of consolidated net income earned since July 1, 1996. Based on profitability and after taking into account the Company's prospects and liquidity needs, the Company plans to pay quarterly dividends to the extent allowed by the Company's long-term debt agreements. As of January 31, 1997, no dividends would be allowed under the long-term debt provisions. Management anticipates that existing cash balances and cash generated from operations and available revolving credit facilities will be sufficient to finance the Company's liquidity needs for the foreseeable future.

The Company's long-term debt agreements contain numerous covenants and prohibitions that limit the financial activities of the Company, including requirements that the Company satisfy certain financial ratios and limitations on additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive, and other factors affecting the Company, many of which are beyond its control.


                         PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   Exhibit                                    Method of Filing
   -------                                    ----------------
     27.      Financial Data Schedules        Filed herewith electronically

(b)      Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RENCO METALS, INC.
                                  (Registrant)






      March 7, 1997                  /s/ Ira Leon Rennert
---------------------------       -------------------------------------
Date                              Ira Leon Rennert
                                  Chairman of the Board and
                                  Principal Executive Officer






      March 7, 1997                  /s/ Roger L. Fay
---------------------------       -------------------------------------
Date                              Roger L. Fay
                                  Vice President - Finance
                                  Principal Financial  and
                                  Accounting Officer