Form 10-Q
period 1997-04-30
RENCO METALS INC
filed 1997-06-04
CIK 911566

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended APRIL 30, 1997

                                      or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from         to
                                       -------    -------

                  COMMISSION FILE NUMBERS 033-68230, 333-4513


                              RENCO METALS, INC.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                        13-3724916
      (State or other jurisdiction of                          (IRS Employer
      incorporation or organization)                         Identification No.)

          238 NORTH 2200 WEST
          SALT LAKE CITY, UTAH                                       84116
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

Number of shares outstanding of each of the registrant's classes of common stock, as of May 30, 1997:
COMMON STOCK, NO PAR VALUE                                          1,000 SHARES

                                   FORM 10-Q
                               RENCO METALS, INC.
                          QUARTER ENDED APRIL 30, 1997



                                TABLE OF CONTENTS
                                -----------------

                                                                        PAGE NO.
                                                                        --------

TABLE OF CONTENTS                                                          2

PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL  STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS - APRIL 30, 1997
        AND OCTOBER 31, 1996                                               3

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME - SIX AND
        THREE MONTHS ENDED APRIL 30, 1997 AND 1996                         4

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
        SIX MONTHS ENDED APRIL 30, 1997 AND 1996                           5

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                            8

PART II - OTHER INFORMATION

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              10

SIGNATURES                                                                11

                      RENCO METALS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      APRIL 30,      October 31,
                                                        1997            1996
                     Assets                          (Unaudited)     (Audited)
                     ------                          -----------     ----------
Current assets:
  Cash and cash equivalents                           $ 28,347       $ 20,779
  Accounts receivable, less allowance for
    doubtful accounts of $552 in 1997 and
    $514 in 1996                                        25,935         24,864
  Inventories, net (note 2)                             26,800         26,447
  Prepaid expenses and other current assets              2,036          3,130
                                                      --------       --------
      Total current assets                              83,118         75,220
                                                      --------       --------
Property, plant, and equipment, net                     34,784         36,613
Other assets, net                                        6,349          6,825
                                                      --------       --------
                                                      $124,251       $118,658
                                                      --------       --------
                                                      --------       --------

       Liabilities and Stockholder's Deficit
       -------------------------------------

Current liabilities:
  Accounts payable                                    $  6,322       $  7,794
  Accrued expenses                                      16,317         19,486
  Other current liabilities                              2,303            263
                                                      --------       --------
      Total current liabilities                         24,942         27,543
                                                      --------       --------
Long-term debt                                         155,062        154,132
Other liabilities                                       11,450         11,017
                                                      --------       --------
      Total liabilities                                191,454        192,692
                                                      --------       --------
Stockholder's deficit:
  Common stock, no par value.  Authorized, issued,
    and outstanding 1,000 shares                             1              1
  Additional paid-in capital                               500            500
  Accumulated deficit                                  (67,704)       (74,535)
                                                      --------       --------
      Total stockholder's deficit                      (67,203)       (74,034)
                                                      --------       --------
Commitments and contingencies
                                                      --------       --------
                                                      $124,251       $118,658
                                                      --------       --------
                                                      --------       --------



              The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                      RENCO METALS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        SIX MONTHS             THREE MONTHS
                                                      ENDED APRIL 30,         ENDED APRIL 30,
                                                    -------------------     -------------------
                                                      1997        1996        1997        1996
                                                    -------     -------     -------     -------
Sales                                               $94,601     $99,110     $48,815     $50,739
Costs and expenses:
  Cost of sales                                      59,740      56,238      32,440      28,925
  Depreciation, depletion, and amortization           3,923       3,369       1,956       1,689
  Selling, general, and administrative expenses      11,167       8,967       5,226       4,744
                                                    -------     -------     -------     -------
      Total costs and expenses                       74,830      68,574      39,622      35,358
                                                    -------     -------     -------     -------
        Income from operations                       19,771      30,536       9,193      15,381
Other income (expense):
  Interest income                                       518         830         272         364
  Interest expense                                   (9,293)     (5,034)     (4,696)     (2,514)
                                                    -------     -------     -------     -------
      Total other income (expense)                   (8,775)     (4,204)     (4,424)     (2,150)
        Income before income taxes                   10,996      26,332       4,769      13,231
Provision for income taxes                            4,165       9,447       1,814       4,641
                                                    -------     -------     -------     -------
          Net income                                $ 6,831     $16,885     $ 2,955     $ 8,590
                                                    -------     -------     -------     -------
                                                    -------     -------     -------     -------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      RENCO METALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                         SIX MONTHS
                                                                       ENDED APRIL 30,
                                                                   ---------------------
                                                                     1997          1996
                                                                   -------      --------
Net cash provided by operating activities                          $ 8,729      $ 17,302
                                                                   -------      --------
Cash flows from investing activities -
  Capital expenditures, net                                         (2,091)       (5,022)
                                                                   -------      --------
      Net cash used in investing activities                         (2,091)       (5,022)
                                                                   -------      --------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit agreements        939          (484)
  Repayment of long-term debt                                           (9)           (8)
  Dividends                                                              -        (9,822)
  Other                                                                  -           (50)
                                                                   -------      --------
      Net cash provided by (used in) financing activities              930       (10,364)
                                                                   -------      --------
Increase in cash and cash equivalents                                7,568         1,916
Cash and cash equivalents, beginning of period                      20,779        30,091
                                                                   -------      --------
Cash and cash equivalents, end of period                           $28,347      $ 32,007
                                                                   -------      --------
                                                                   -------      --------

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for interest                         $ 8,799      $  4,648
  Cash paid during the period for income taxes                     $ 2,146      $  9,134


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


              SUMMARIZED COMBINED GUARANTOR FINANCIAL INFORMATION

                                        Six months              Three months
                                      Ended April 30,          Ended April 30,
                                       (Unaudited)               (Unaudited)
                                  --------------------      --------------------
                                    1997         1996         1997         1996
                                  -------      -------      -------      -------
Statement of operations data:
  Net sales                       $94,601      $99,110      $48,815      $50,739
  Cost of sales                   $59,740      $56,238      $32,440      $28,925
  Net income                      $ 6,824      $16,817      $ 2,945      $ 8,543

                                                            April 30,   October 31,
                                                              1997         1996
                                                          (Unaudited)    (Audited)
                                                          -----------   -----------
Balance sheet data:
  Current assets                                            $78,361      $71,982
  Noncurrent assets                                         $41,133      $43,438
  Current liabilities                                       $16,794      $20,907
  Noncurrent liabilities                                    $15,012      $13,649

                       RENCO METALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(2) INVENTORIES

    Inventories consist of the following:
                                               APRIL 30,    October 31,
                                                 1997         1996
                                             (UNAUDITED)    (Audited)
                                             -----------    -----------
                                              (dollars in thousands)
       Finished goods                          $17,790        $17,293
       Brine in ponds                            1,612          1,942
       Spare parts and supplies                  7,157          6,937
       Raw materials and work-in-process           866            855
                                               -------        -------
                                                27,425         27,027
       Less LIFO reserve                           625            580
                                               -------        -------
                                               $26,800        $26,447
                                               -------        -------
                                               -------        -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - SIX MONTHS ENDED APRIL 30, 1997 COMPARED TO SIX MONTHS ENDED APRIL 30, 1996

SALES for the six month period ended April 30, 1997 decreased 4.5 percent over the prior period. The decrease was attributable to a 5.6 percent decrease in Magcorp's revenues and a 0.7 percent decrease in Sabel's revenues. Magnesium shipments increased 2.5 percent while Magcorp's average selling price for magnesium decreased 7.7 percent. Selling prices were impacted by lower magnesium list prices. Effective January 1, 1997, Magcorp reduced its list price by 6.7 percent, and other manufacturers announced similar reductions. Competition from primarily Chinese and Russian producers continues to put pressure on prices. Magnesium volumes improved due to stronger demand across all market segments. According to International Magnesium Association (IMA) statistics, estimated worldwide market shipments for the 1997 first calendar quarter were up 6.3 percent over the comparable period in 1996. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will continue. Sabel's sales decrease was due to a general weakening of volume throughout all the steel markets in which Sabel participates during the first three months of the six month period, offset by recovering demand overall and recovering of pricing in the scrap steel markets during the most recent three months.

COST OF SALES for the six month period ended April 30, 1997 increased 6.2 percent on a consolidated basis. Magcorp's cost of sales increased 8.3 percent primarily due to increases in certain energy costs when compared to the corresponding period in 1996. Magcorp's cost of sales is highly sensitive to acquired energy costs and levels of production. The cost of sales at Sabel increased 0.5 percent, reflecting increasing prices in the scrap steel markets during the latter part of the six month period.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the six month period ended April 30, 1997 increased due to increased depreciation of plant and equipment as the result of recent capital equipment additions.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the six month period ended April 30, 1997 increased 24.5 percent primarily due to a $1.8 million increase in development costs associated with magnesium process enhancement piloting work together with an increase in legal expenses at Magcorp.

INTEREST INCOME for the six month period ended April 30, 1997 decreased $312,000 due to cash and cash equivalent balances on hand that decreased to a month-end average of $21.9 million in the current period from a month-end average of $30.2 million in the corresponding prior period.

INTEREST EXPENSE for the six month period ended April 30, 1997 increased $4.3 million primarily as a result of the issuance of the 111/2 percent Notes on July 3, 1996, which increased long-term debt by $76.5 million.

INCOME TAXES are estimated at statutory rates, including estimates of available credits, for both periods presented.


RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THREE MONTHS ENDED APRIL 30, 1996

SALES for the three month period ended April 30, 1997 decreased 3.8 percent over the prior period. The decrease was attributable to a 5.8 percent decrease in Magcorp's revenues, offset by a 3.1 percent increase in Sabel's revenues. Magnesium shipments increased 7.6 percent while Magcorp's average selling price for magnesium decreased 11.5 percent. Selling prices were impacted by lower magnesium list prices. Effective January 1, 1997, Magcorp reduced its list price by 6.7 percent, and other manufacturers announced similar reductions. Competition from primarily Chinese and Russian producers continues to put pressure on prices. Magnesium volumes improved due to stronger demand across all market segments. According to IMA statistics, estimated worldwide market shipments for the 1997 first calendar quarter were up 6.3 percent over the comparable period in 1996. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will continue. Sabel's sales increase was due to an upturn of volume throughout all the steel markets in which Sabel participates, and price increases in the scrap steel markets during the three month period ended April 30, 1997.

COST OF SALES for the three month period ended April 30, 1997 increased 12.2 percent. Magcorp's cost of sales increased 14.2 percent due to increased volume noted above and due to increases in certain energy costs when compared to the corresponding period in 1996. Magcorp's cost of sales is highly sensitive to acquired energy costs and levels of production. Cost of sales at Sabel increased 6.5 percent, reflecting increasing prices in the scrap steel markets during the three month period.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the three month period ended April 30, 1997 increased due to increased depreciation of plant and equipment as the result of recent capital equipment additions.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the three month period ended April 30, 1997 increased 10.2 percent primarily due to increases in development costs associated with magnesium process enhancement piloting work together with an increase in legal expenses at Magcorp.

INTEREST INCOME for the three month period ended April 30, 1997 decreased $92,000 due to cash and cash equivalent balances on hand that decreased to a month-end average of $22.2 million in the current period from a month-end average of $29.4 million in the corresponding prior period.

INTEREST EXPENSE for the three month period ended April 30, 1997 increased $2.1 million primarily as a result of the issuance of the 111/2 percent Notes on July 3, 1996, which increased long-term debt by $76.5 million.

INCOME TAXES are estimated at statutory rates, including estimates of available credits, for both periods presented.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital investments, interest payment obligations, and to a lesser extent due to their discretionary nature, dividend payments. The Company's primary available source of liquidity is from cash provided by operating activities. The Company's liquidity was reduced and its debt service requirements increased as a result of the issuance of the 111/2 percent Notes in July 1996, which increased long-term debt by $76.5 million. The Company's liquidity has also been reduced by average selling prices for magnesium that are down notably from record 1996 levels, reducing gross profit, net income, and cash provided by operating activities. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will continue.

The Company also has available $40.0 million in revolving credit facilities that provide for advances by the lender based on specified percentages of eligible accounts receivable, supplies inventories, and finished goods inventories to a maximum of $33.0 million for Magcorp and $7.0 million for Sabel, net of outstanding letters of credit. As of April 30, 1997, the unused amounts available to Magcorp and Sabel were approximately $24.2 million and $3.9 million, respectively. During the six month period ended April 30, 1997, Sabel had net borrowings of $939,000 under their revolving credit facility to fund working capital requirements. Magcorp has not borrowed cash under its revolving credit facility since November 1994.

Cash provided by operating activities was $8.7 million for the six months ended April 30, 1997 compared to $17.3 million for the 1996 period. The decrease in operating cash flow in 1997 compared to 1996 resulted from a decrease in net income and changes in primarily inventories, income taxes, and accrued expenses during the 1997 period.

Capital expenditures were $2.1 million during the first half of fiscal 1997. Capital expenditures are budgeted at approximately $6 million over the remaining six months of the fiscal year, and at $30 million for 1998 and $24 million for 1999. An estimated $40 million of estimated capital expenditures for 1997, 1998, and 1999 is related to magnesium process enhancements that will also improve environmental compliance.

Subsequent to the Company's April 30, 1997 fiscal quarter end, the Board of Directors on May 19, 1997 declared dividends totaling $1.3 million, which were paid May 19, 1997 on all outstanding shares to the Company's sole shareholder. The declaration and payment of dividends by the Company are restricted by the Company's long-term debt agreements, which generally allow dividends on a cumulative basis up to 50 percent of consolidated net income earned since July 1, 1996. Based on profitability and after taking into account the Company's prospects and liquidity needs, the Company plans to pay quarterly dividends to the extent allowed by the Company's long-term debt agreements. At April 30, 1997, after taking into account the dividend paid on May 19, 1997, approximately $130,000 of additional dividends would be allowed under the long-term debt provisions. Management anticipates that existing cash balances and cash generated from operations and available revolving credit facilities will be sufficient to finance the Company's liquidity needs for the foreseeable future.

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

                                            RENCO METALS, INC.
                                            (Registrant)



      May 30, 1997                          /s/ Ira Leon Rennert
---------------------------                 ---------------------------
Date                                        Ira Leon Rennert
                                            Chairman of the Board and
                                            Principal Executive Officer



      May 30, 1997                          /s/ Roger L. Fay
---------------------------                 ---------------------------
Date                                        Roger L. Fay
                                            Vice President - Finance
                                            Principal Financial  and
                                            Accounting Officer