Form 10-Q
period 1997-07-31
RENCO METALS INC
filed 1997-09-09
CIK 911566

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    FORM 10-Q


                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JULY 31, 1997
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _______


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




Number of shares outstanding of each of the registrant's classes of common stock, as of September 5, 1997:
COMMON STOCK, NO PAR VALUE                                    1,000 SHARES

                                    FORM 10-Q
                               RENCO METALS, INC.

                           QUARTER ENDED JULY 31, 1997


                                TABLE OF CONTENTS

                                                                    PAGE NO.
                                                                    --------
TABLE OF CONTENTS                                                       2

PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATED BALANCE SHEETS - JULY 31, 1997
     AND OCTOBER 31, 1996                                               3

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - NINE AND
        THREE MONTHS ENDED JULY 31, 1997 AND 1996                       4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE
        MONTHS ENDED JULY 31, 1997 AND 1996                             5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         6

     ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                      7

PART II - OTHER INFORMATION

     ITEM 5    OTHER INFORMATION                                       10

     ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                        10

SIGNATURES                                                             11

                       RENCO METALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          JULY 31,   October 31,
                                                            1997        1996
                          Assets                        (UNAUDITED)  (Audited)
                          ------                       ------------  ----------
Current assets:
     Cash and cash equivalents                         $  19,559     $  20,779
     Accounts receivable, less allowance for doubtful
          accounts of $567 in 1997 and $514 in 1996       21,778        24,864
     Inventories, net (note 2)                            27,759        26,447
     Prepaid expenses and other current assets             4,564         3,130
                                                      ------------- -----------
               Total current assets                       73,660        75,220
                                                      ------------- -----------
Property, plant, and equipment, net                       35,464        36,613
Other assets, net                                          6,124         6,825
                                                      ------------- -----------
                                                      $  115,248    $  118,658
                                                      ------------- -----------
                                                      ------------- -----------

                      Liabilities and Stockholder's Deficit
                      -------------------------------------

Current liabilities:
     Accounts payable                                   $  5,563      $  7,794
     Accrued expenses                                     13,236        19,486
     Other current liabilities                               752           263
                                                      ------------- -----------
               Total current liabilities                  19,551        27,543
                                                      ------------- -----------
Long-term debt                                           155,308       154,132
Other liabilities                                         11,649        11,017
                                                      ------------- -----------
               Total liabilities                         186,508       192,692
                                                      ------------- -----------
Stockholder's deficit:
     Common stock, no par value.  Authorized,
          issued, and outstanding 1,000 shares                 1             1
     Additional paid-in capital                              500           500
     Accumulated deficit                                 (71,761)      (74,535)
                                                      ------------- -----------
               Total stockholder's deficit               (71,260)      (74,034)
                                                      ------------- -----------
Commitments and contingencies
                                                      ------------- -----------
                                                      $  115,248    $  118,658
                                                      ------------- -----------
                                                      ------------- -----------


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                               RENCO METALS, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)
                                                     (DOLLARS IN THOUSANDS)


                                                                           NINE MONTHS                  THREE MONTHS
                                                                          ENDED JULY 31,               ENDED JULY 31,
                                                                ------------------------------ ---------------------------
                                                                    1997              1996        1997             1996
                                                                -----------        ----------- -----------      ----------
Sales                                                           $  140,960         $  147,125  $  46,359        $   48,015
Costs and expenses:
     Cost of sales                                                  91,145             84,512     31,405            28,274
     Depreciation, depletion, and amortization                       5,759              4,986      1,836             1,617
     Selling, general, and administrative expenses                  16,077             17,488      4,910             8,521
                                                                -----------        ----------- -----------      ----------
               Total costs and expenses                            112,981            106,986     38,151            38,412
                                                                -----------        ----------- -----------      ----------
                    Income from operations                          27,979             40,139      8,208             9,603
Other income (expense):
     Interest income                                                   845              1,157        327               327
     Interest expense                                              (13,993)            (8,348)    (4,700)           (3,314)
                                                                -----------        ----------- -----------      ----------
               Total other income (expense)                        (13,148)            (7,191)    (4,373)           (2,987)
                    Income before income taxes
                       and extraordinary item                       14,831             32,948      3,835             6,616
Provision for income taxes                                           5,457             11,735      1,292             2,288
                                                                -----------        ----------- -----------      ----------
                    Income before extraordinary item                 9,374             21,213      2,543             4,328
Extraordinary item (less applicable
     income tax benefit of $4,559)                                       -             (7,284)         -            (7,284)
                                                                -----------        ----------- -----------      ----------
                      Net income (loss)                         $    9,374         $   13,929  $   2,543        $   (2,956)
                                                                -----------        ----------- -----------      ----------
                                                                -----------        ----------- -----------      ----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               Nine months
                                                              Ended July 31,
                                                         ----------------------
                                                            1997          1996
                                                         ---------    ---------
Net cash provided by operating activities                $  8,813     $  15,583
                                                         ---------    ---------
Cash flows from investing activities -
     Capital expenditures, net                             (4,610)       (7,994)
                                                         ---------    ---------
               Net cash used in investing activities       (4,610)       (7,994)
                                                         ---------    ---------
Cash flows from financing activities:
     Net borrowings under revolving credit agreements       1,190            46
     Repayment of long-term debt                              (13)      (73,512)
     Payment of debt origination and financing fees             -        (6,680)
     Borrowings of long-term debt                               -       150,000
     Redemption of preferred stock                              -        (8,500)
     Dividends                                             (6,600)      (88,950)
                                                         ---------    ---------
               Net cash used in financing activities       (5,423)      (27,596)
                                                         ---------    ---------
Decrease in cash and cash equivalents                      (1,220)      (20,007)
Cash and cash equivalents, beginning of period             20,779        30,091
                                                         ---------    ---------
Cash and cash equivalents, end of period                 $ 19,559     $  10,084
                                                         ---------    ---------
                                                         ---------    ---------

Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for interest            $ 17,609     $  8,943
     Cash paid during the period for income taxes        $  3,530     $  9,210



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


                            SUMMARIZED COMBINED GUARANTOR FINANCIAL INFORMATION


                                                                     Nine months                             Three months
                                                                    Ended July 31,                          Ended July 31,
                                                                     (Unaudited)                              (Unaudited)
                                                            -------------------------------          ------------------------------
                                                                1997                1996                 1997               1996
                                                            -------------  ----------------          -------------   --------------
                                                                                       (dollars in thousands)
Statement of operations data:
     Net sales                                              $  140,960          $  147,125           $  46,359          $   48,015
     Cost of sales                                          $   91,145          $   84,512           $  31,405          $   28,274
     Income before extraordinary item                       $    9,354          $   21,102           $   2,530          $    4,285
     Net income (loss)                                      $    9,354          $   13,818           $   2,530          $   (2,999)




                                                                                                       July 31,         October 31,
                                                                                                        1997               1996
                                                                                                     (Unaudited)         (Audited)
                                                                                                    ------------        -----------
                                                                                                          (dollars in thousands)
Balance sheet data:
     Current assets                                                                                  $  70,688           $  71,982
     Noncurrent assets                                                                               $  41,588           $  43,438
     Current liabilities                                                                             $  17,213           $  20,907
     Noncurrent liabilities                                                                          $  15,457           $  13,649


(2)  INVENTORIES

     Inventories consist of the following:

                                                     July 31,        October 31,
                                                       1997              1996
                                                    (Unaudited)        (Audited)
                                                  -------------      -----------
                                                       (dollars in thousands)
          Finished goods                           $  18,955         $  17,293
          Brine in ponds                               1,487             1,942
          Spare parts and supplies                     7,368             6,937
          Raw materials and work-in-process              920               855
                                                   ---------         ---------
                                                      28,730            27,027
          Less LIFO reserve                              971               580
                                                   ---------         ---------
                                                   $  27,759         $  26,447
                                                   ---------         ---------
                                                   ---------         ---------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JULY 31, 1997 COMPARED TO NINE MONTHS ENDED JULY 31, 1996

SALES for the nine month period ended July 31, 1997 decreased 4.2 percent over the prior period. The decrease was attributable to a 5.6 percent decrease in Magcorp's revenues, offset by a 0.6 percent increase in Sabel's revenues. Magnesium shipments increased 3.6 percent while Magcorp's average selling price for magnesium decreased 8.7 percent. Selling prices were impacted by lower magnesium list prices. Effective January 1, 1997, Magcorp reduced its list price by 6.7 percent, and other manufacturers announced similar reductions. Competition from primarily Chinese and Russian producers continues to put pressure on prices. Magnesium volumes improved due to stronger demand across most market segments. According to International Magnesium Association (IMA) statistics, estimated worldwide market shipments for the first six months of calendar 1997 were up 7.5 percent over the comparable period in 1996. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will continue. Sabel's sales increase was primarily due to higher prices in the steel service center markets, together with slightly higher volumes.

COST OF SALES for the nine month period ended July 31, 1997 increased 7.8 percent on a consolidated basis. Magcorp's cost of sales increased 10.0 percent due to increased volume noted above and due to increases in certain energy costs when compared to the corresponding period in 1996. Magcorp's cost of sales is highly sensitive to acquired energy costs and levels of production. The cost of sales at Sabel increased 1.9 percent, reflecting increasing prices and volumes in primarily the steel service center markets during the nine month period.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the nine month period ended July 31, 1997 increased due to increased depreciation of plant and equipment as the result of recent capital equipment additions.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the nine month period ended July 31, 1997 decreased primarily due to decreased compensation expense, offset by increased development and legal costs when compared to the corresponding period in 1996. As disclosed in the Company's October 31, 1996 Annual Report on Form 10-K, a $3.85 million one-time charge was incurred in 1996 related to contractual compensation payments made to certain executives of Magcorp in connection with the dividend paid in July 1996 in conjunction with the issuance of $150 million of 11 1/2 percent Notes. Development costs increased $1.9 million in 1997 due to magnesium process enhancement piloting at Magcorp.

INTEREST INCOME for the nine month period ended July 31, 1997 decreased $312,000 due to cash and cash equivalent balances on hand that decreased to a month-end average of $23.3 million in the current period from a month-end average of $29.1 million in the corresponding prior period.

INTEREST EXPENSE for the nine month period ended July 31, 1997 increased
$5.6 million primarily as a result of the issuance of the 11 1/2 percent Notes on July 3, 1996, which increased long-term debt by $76.5 million.

INCOME TAXES are estimated at statutory rates, including estimates of available credits, for both periods presented.

EXTRAORDINARY ITEM expense incurred in 1996 is described in the Company's October 31, 1996 Annual Report on Form 10-K.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JULY 31, 1997 COMPARED TO THREE MONTHS ENDED JULY 31, 1996

SALES for the three month period ended July 31, 1997 decreased 3.4 percent over the prior period. The decrease was attributable to a 5.4 percent decrease in Magcorp's revenues, offset by a 3.3 percent increase in Sabel's revenues. Magnesium shipments increased 6.0 percent while Magcorp's average selling price for magnesium decreased 10.8 percent. Selling prices were impacted by lower magnesium list prices. Effective January 1, 1997, Magcorp reduced its list price by 6.7 percent, and other manufacturers announced similar reductions. Competition from primarily Chinese and Russian producers continues to put pressure on prices. Magnesium volumes improved due to stronger demand across all market segments. According to IMA statistics, estimated worldwide market shipments for the 1997 second calendar quarter were up 8.7 percent over the comparable period in 1996. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will continue. Sabel's sales increase was due to an increase in prices and volume in the steel service center markets during the three month period ended July 31, 1997.

COST OF SALES for the three month period ended July 31, 1997 increased 11.1 percent. Magcorp's cost of sales increased 13.3 percent due to increased volume noted above and due to increases in certain energy costs when compared to the corresponding period in 1996. Magcorp's cost of sales is highly sensitive to acquired energy costs and levels of production. Cost of sales at Sabel increased 4.7 percent, reflecting increasing prices and volume in the steel service center markets during the three month period.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the three month period ended July 31, 1997 increased due to increased depreciation of plant and equipment as the result of recent capital equipment additions.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the three month period ended July 31, 1997 decreased primarily due to decreased compensation expense. As disclosed in the Company's October 31, 1996 Annual Report on Form 10-K, a $3.85 million one-time charge was incurred in 1996 related to contractual compensation payments made to certain executives of Magcorp in connection with the dividend paid in July 1996 in conjunction with the issuance of the 11 1/2 percent Notes.

INTEREST INCOME for the three month period ended July 31, 1997 was consistent with the corresponding prior period due to cash and cash equivalent balances on hand that were comparable.

INTEREST EXPENSE for the three month period ended July 31, 1997 increased
$1.4 million primarily as a result of the issuance of the 11 1/2 percent Notes on July 3, 1996, which increased long-term debt by $76.5 million.

INCOME TAXES are estimated at statutory rates, including estimates of available credits, for both periods presented.

EXTRAORDINARY ITEM expense incurred in 1996 is described in the Company's October 31, 1996 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital investments, interest payment obligations, and to a lesser extent due to their discretionary nature, dividend payments. The Company's primary available source of liquidity is from cash provided by operating activities. The Company's liquidity was reduced and its debt service requirements increased as a result of the issuance of the 11 1/2 percent Notes in July 1996, which increased long-term debt by $76.5 million. The Company's liquidity has also been reduced by average selling prices for magnesium that are down notably from record 1996 levels, reducing gross profit, net income, and cash provided by operating activities. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will continue.

The Company also has available $40.0 million in revolving credit facilities that provide for advances by the lender based on specified percentages of eligible accounts receivable, supplies inventories, and finished goods inventories to a maximum of $33.0 million for Magcorp and $7.0 million for Sabel, net of outstanding letters of credit. As of July 31, 1997, the unused amounts available to Magcorp and Sabel were approximately $22.1 million and $3.6 million, respectively. During the nine month period ended July 31, 1997, Sabel had net borrowings of $1.2 million under their revolving credit facility to fund working capital requirements. Magcorp has not borrowed cash under its revolving credit facility since November 1994.

Cash provided by operating activities was $8.8 million for the nine months ended July 31, 1997 compared to $15.6 million for the corresponding 1996 period. The decrease in operating cash flow in 1997 compared to 1996 resulted from a decrease in net income and changes in primarily inventories, income taxes, and accrued expenses during the 1997 period.

Capital expenditures were $4.6 million during the first nine months of fiscal 1997. Capital expenditures are budgeted at approximately $3 million over the remaining three months of the fiscal year, and at $24 million for 1998, $24 million for 1999, and $8 million for 2000. An estimated $40 million of estimated capital expenditures for 1997, 1998, and 1999 is related to magnesium process enhancements that will also improve environmental compliance.

During the nine-month period ended July 31, 1997, the Board of Directors declared dividends totaling $6.6 million which were paid on all outstanding shares to the Company's sole shareholder. The declaration and payment of dividends by the Company are restricted by the Company's long-term debt agreements, which generally allow dividends on a cumulative basis up to 50 percent of consolidated net income earned since the issuance of the 11 1/2 percent Notes. Based on profitability and after taking into account the Company's prospects and liquidity needs, the Company plans to pay quarterly dividends to the extent allowed by the Company's long-term debt agreements. At July 31, 1997, approximately $870,000 of additional dividends would be allowed under the long-term debt provisions. Management anticipates that existing cash balances and cash generated from operations and available revolving credit facilities will be sufficient to finance the Company's liquidity needs for the foreseeable future.

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

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions;

industry capacity; demand; industry trends; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; and major equipment failures.


                           PART II- OTHER INFORMATION


ITEM 5 - OTHER INFORMATION

COLLECTIVE BARGAINING AGREEMENTS
On August 27, 1997, a new four year collective bargaining agreement was entered into between Magcorp and its hourly employees represented by the United Steelworkers of America. The new contract expires August 31, 2001. Effective June 21, 1997 a new three year collective bargaining agreement was entered into between Sabel and its hourly employees represented by the United Steelworkers of America. Sabel's new contract expires June 30, 2000.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          A list of exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index" which immediately precedes such exhibits, and is incorporated herein by reference.

(b)       Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RENCO METALS, INC.
                                             (Registrant)






    September 5, 1997                          /s/  Ira Leon Rennert
- --------------------------                   -----------------------------
Date                                         Ira Leon Rennert
                                             Chairman of the Board and
                                             Principal Executive Officer


    September 5, 1997                          /s/  Roger L. Fay
- --------------------------                   -----------------------------
Date                                         Roger L. Fay
                                             Vice President - Finance
                                             Principal Financial  and
                                             Accounting Officer