Form 10-K405
period 1997-10-31
RENCO METALS INC
filed 1998-01-28
CIK 911566

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended  OCTOBER 31, 1997
                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to _______

                          COMMISSION FILE NUMBER 333-4513

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

Number of shares outstanding of each of the registrant's classes of common stock, as of January 26, 1998: COMMON STOCK, NO PAR VALUE: 1,000 SHARES. Aggregate market value of the voting stock held by non-affiliates of the registrant: $0; all shares of the voting stock of the registrant are owned by its parent, The Renco Group, Inc.

Documents incorporated by reference:     NONE
       ---------------------------------------------------------------------

                                      FORM 10-K
                                  RENCO METALS, INC.
                          FISCAL YEAR ENDED OCTOBER 31, 1997

                                  TABLE OF CONTENTS
                                  -----------------

                                                                          PAGE
                                                                           NO.
                                                                           ---

          TABLE OF CONTENTS                                                 2

          PART I

               ITEM  1 -  Business                                          3

               ITEM  2 -  Properties                                        9

               ITEM  3 -  Legal Proceedings                                10

               ITEM  4 -  Submission of Matters to a Vote of Security
                          Holders                                          11

          PART II

               ITEM  5 -  Market for Registrant's Common Equity and
                          Related Stockholder Matters                      12

               ITEM  6 -  Selected Financial Data                          12

               ITEM  7 -  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations    13

               ITEM  8 -  Financial Statements and Supplementary Data      16

               ITEM  9 -  Changes in and Disagreements with Accountants
                          on Accounting and Financial Disclosure           38

          PART III

               ITEM 10 -  Directors and Executive Officers of the
                          Registrant                                       38

               ITEM 11 -  Executive Compensation                           39

               ITEM 12 -  Security Ownership of Certain Beneficial
                          Owners and Management                            41

               ITEM 13 -  Certain Relationships and Related
                          Transactions                                     41

          PART IV

               ITEM 14 -  Exhibits, Financial Statement Schedules,
                          and Reports on Form 8-K                          42

          SIGNATURES                                                       46

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

     All of the Company's issued and outstanding capital stock is owned by The Renco Group, Inc. ("Group") which is 97.9 percent owned by Mr. Ira Leon Rennert, the Chairman and Chief Executive Officer of the Company and Group, and by trusts established by him for himself and members of his family (but of which he is not a trustee). As a result of such ownership, Mr. Rennert controls the Company and its Subsidiaries. Group acquired Magcorp in 1989 and Sabel in 1987. Magcorp and Sabel became subsidiaries of Renco Metals upon its establishment.

     The Company was incorporated in Delaware in 1993, and its executive offices are located at c/o Magnesium Corporation of America, 238 North 2200 West, Salt Lake City, Utah 84116, (801) 532-2043.

     The Company classifies its operations into two business segments:
Magcorp's operations comprise the magnesium production segment, and Sabel's operations comprise the steel fabrication and wholesaling segment. Reference is hereby made to Note 13 to the Financial Statements, "Segment Information," included in ITEM 8, Part II of this Form 10-K.

     The Company's fiscal year ends October 31. Neither Subsidiary's business is a) seasonal; b) requires unusual working capital; c) involves significant sales order backlog; d) requires extensive research and development expenditures; or e) involves federal government contracting. Neither subsidiary has foreign operations. Substantially all export sales are attributable to Magcorp. Reference is hereby made to note 14 to the Financial Statements, "Significant Customers and Export Sales," included in ITEM 8, Part II of this Form 10-K.


MAGCORP

   OVERVIEW

     In 1997, Magcorp was the third largest producer of pure magnesium and magnesium alloys outside the former Commonwealth of Independent States ("CIS") and People's Republic of China ("PRC"). The term "western world" hereinafter refers to areas of the world excluding the CIS and PRC. Magcorp's production facilities are located in Rowley, Utah and have a nominal annual production capacity of nearly 41,000 metric tons. This capacity is approximately 15 percent of current western world production capacity, according to International Magnesium Association ("IMA") information and Magcorp management estimates, excluding an Israeli facility that started up in 1997, but through the third calendar quarter of 1997 had not yet officially reported production statistics to the IMA. (see "-Magnesium Supply") Magcorp participates in the world magnesium markets which represented demand of 330,000 metric tons in 1997 according to IMA information (based on nine month figures annualized). The quality of magnesium produced and the variety of products produced enables Magcorp to participate in the full range of key magnesium end-use markets.

   COMPETITIVE CONDITIONS

     Magcorp management estimates, from IMA and public information, that four major producers, Magcorp, Dow Chemical, Norsk Hydro, and Northwest Alloys, together account for 88 percent of available western world production capacity, excluding the Israeli facility. Like Magcorp, Dow Chemical and Norsk Hydro market magnesium products to all the key end-user markets. Magcorp management estimates that Northwest Alloys, a wholly owned subsidiary of Alcoa, supplies an estimated 70 percent of its production capacity to its parent, Alcoa, and markets the balance of its capacity directly to end users and indirectly through an agency. Northwest Alloys participates primarily in the aluminum alloying and desulfurization markets and does not participate in the die casting, electro-chemical and metal reduction markets. A Norsk Hydro plant in Canada (one of their two production facilities) has limited its participation in the U.S. market mainly to the die casting segment in part due to high antidumping and countervailing duties on their pure magnesium imports to the United States. See "ITEM 3. Legal Proceedings--Pending Trade Issues." Magnesium imports from non-western world producers also affect competition and are more fully discussed under "--Recent Industry Developments" below.

     The seven primary western world magnesium producers shipped approximately 248,000 metric tons of magnesium in calendar year 1997 according to the IMA, based on annualized nine month statistics. In addition, 82,000 metric tons of magnesium produced in the CIS and PRC were consumed in western world markets. The Company estimates that these combined shipments generated revenues of approximately $1.1 billion. The 1997 shipments by western and non-western producers represented an 8.6 percent and 23.0 percent increase over 1996 levels, respectively, demonstrating both the increase in overall demand for magnesium and the increased presence of non-western producers in the markets.

     According to the IMA (based on nine month figures annualized), North American markets account for the majority of western world consumption of magnesium, 59 percent in calendar 1997, whereas Western Europe and Asia account for 24 percent and 13 percent, respectively. All other western world areas combined account for the remaining four percent. North American consumption by end-use market is generally indicative of western world consumption as a whole. The following table compiled from IMA data presents magnesium consumption in North America, by customer category, with the end uses of each category for calendar years 1993 through 1997:


                   NORTH AMERICAN CONSUMPTION OF PRIMARY MAGNESIUM



CUSTOMER CATEGORY         1993      1994      1995      1996      1997(*)       END USES
-----------------         ----      ----      ----      ----      -------       --------
                         (in thousands of metric tons)
Aluminum Alloying         64.7      73.0      77.6      66.0      72.5          Beverage cans, truck panels, home siding,
                                                                                aircraft and marine alloys.
Desulfurization           29.3      26.2      22.2      26.4      30.4          Steel production from iron.
Die Casting               22.7      30.6      42.7      50.6      67.1          Automotive, electronics and hand tools.
Ductile Iron               7.4       6.9       6.5       6.5       6.7          Pipe production, automotive components and
                                                                                heavy-earth moving equipment.
Metal Reduction            3.9       2.4       2.6       3.4       3.7          Production of titanium, zirconium, beryllium
                                                                                and uranium. Uses include aerospace, chemical
                                                                                processing and nuclear products.
Electro-Chemical           6.3       6.4       6.8       6.1       5.1          Cast anodes for cathodic protection of
                                                                                underground steel pipelines.
Others                     8.8       7.2       7.0       8.6       9.9          Sheet and plate and extrusion stock, gravity
                         -----     -----     -----     -----     -----
                                                                                castings for aerospace applications, powder
                                                                                for flares, chemicals and exotic
                                                                                pharmaceuticals and perfumes.
    Total                143.1     152.7     165.4     167.6     195.4
                         -----     -----     -----     -----     -----
                         -----     -----     -----     -----     -----
(*) Based on 9 month IMA figures, annualized


     Key competitive issues in all end-use markets are pricing, long-term supply agreements with customers, assurance of a reliable supply, flexibility of deliveries, and shape, size, and quality of product.

     As is evident in the North American consumption table above, consumption of magnesium has grown 36.5 percent from 1993 to 1997, or at an average annual growth rate of 8.2 percent. This growth is due to magnesium's inherent metallurgical properties including its light weight, high strength-to-weight ratio, excellent corrosion resistance and reactivity with certain elements. These metallurgical properties have helped die casting to be the fastest growing segment of the domestic magnesium industry, where automobile manufacturers are turning to more magnesium parts to help lighten their vehicles. In 1997, combined consumption in all North American end use markets increased 16.6 percent over 1996 levels.

     MAGNESIUM SUPPLY. The magnesium manufacturing process is highly technical and proprietary to each producer. Management estimates a cost of approximately $500 million to establish a facility with the same production capacity as Magcorp's facility. One new facility, Dead Sea Magnesium, located in Israel with an estimated annual capacity of 27,500 metric tons, began production in
1997.   It has been reported that over $460 million has already been invested in the Dead Sea Magnesium plant and an additional $50 million capital spending request has been publicized as submitted to Dead Sea Magnesium's parent company to "debottleneck" the new plant. Startup difficulties that constrained 1997 production to a reported 8,000 metric tons have been publicized. The capacity of the Israeli facility may also be increased, subject to startup success, viability and market conditions, from 27,500 to 55,000 metric tons, with a possible start-up date for the second phase in 1999 according to published reports. In addition, it has been reported that at least one-third of the output from the Israeli plant is committed to Volkswagen, reportedly for new automotive applications, which will reduce the total amount of material the Israeli producer will have to offer for sale in worldwide markets. Management estimates that the current capacity of western world producers is about 275,000 metric tons, excluding the Israeli facility, which through the third calendar quarter of 1997 had not yet officially reported production statistics to the IMA. In the third quarter of calendar 1997, management estimates that North American producers, including Magcorp, operated at about 87 percent of capacity.

     In January 1997, a consortium of companies announced a timetable for a pilot magnesium production plant, feasibility study, and construction of a full-scale 90,000 metric ton annual capacity facility intended to be in service in 2004 in Australia. In November 1997, Noranda, Inc. publicly announced approval of a project to construct a 58,000 metric ton annual capacity magnesium plant in Quebec. The plant is estimated to cost $720 million (Canadian) and startup is scheduled for 2000. In addition to the proposed Australian and Canadian facilities, three other potential manufacturers have announced their interest in building plants in Iceland, Africa, and Manitoba, Canada, respectively. Pilot and feasibility studies have not been completed for any of these facilities. Norsk Hydro announced plans in June 1997 to increase its production capacity by 43,000 metric tons in two phases; 25,000 of which is planned to start up in 2000, with construction of the second phase to follow once the first is operational. Norsk Hydro has not publicized any final approval of this expansion project.

   RECENT INDUSTRY DEVELOPMENTS

     Magnesium prices are sensitive to supply and demand conditions in all of the end user markets served by the magnesium industry. As a result of these industry conditions, list prices for pure magnesium sold by North American producers in North America increased to record highs in 1995, increasing from $1.43 per pound in 1991 to $1.93 per pound in mid-1995, and remained at that price through calendar 1996. Magcorp announced a list price decrease for primary pure magnesium to $1.80 per pound effective January 1, 1997, reflecting then current competition and slightly higher producer inventories. No changes were made to list prices for die casting alloys. This list price decrease was matched by Dow Chemical effective on the same date and by Norsk Hydro on January 15, 1997. There has been no change in North American list price since that date. Magnesium generally sells for prices somewhat lower than the list price for pure magnesium, with price dependent on market segment, chemistry, contract terms, including negotiated discounts, and quality.

     Manufacturers in the PRC are significant exporters of magnesium. In response to the rise in the price of magnesium, many small magnesium factories were established in the PRC, many of which produce lower quality magnesium. Estimated annual capacity in the PRC is estimated to have increased to approximately 40,000 to 60,000 metric tons, although the recently formed Chinese Magnesium Association has indicated a total annual capacity of 200,000 metric tons. Magcorp believes that increased capacity may continue to result in increased exports, although there is also a belief that internal PRC consumption of domestically produced magnesium may increase. Furthermore, recent price trends for PRC magnesium may encourage the shutdown of some of the smaller, higher cost facilities. In 1997, limited PRC pure magnesium was shipped into the United States due to the antidumping duties in place. See "ITEM 3. Legal Proceedings--Pending Trade Issues."

     Production in the CIS was relatively unchanged in 1997. However, more CIS magnesium reached the United States in 1997 than in 1996, due to the lack of duties against certain Russian traders. Further, some U.S. users have solidified long-term arrangements as evidenced by General Motors and Ford entering into agreements for alloy supplied by Solikamsk, one of the key Russian producers. Magcorp is continuing its appeals in the effort to secure dumping duties against all Russian imports, but there can be no assurance of success. See "ITEM 3. Legal Proceedings--Pending Trade Issues."

     As of September 30, 1997, the latest available date of IMA statistics, western world magnesium producer inventories were 33,500 metric tons, which represents approximately five and one-half weeks of supply, compared with normal levels of approximately eight weeks, and down from September 30, 1996 levels of 38,400 metric tons. The recent slight decrease in inventories resulted from higher demand, partially offset by increased availability of magnesium produced in the CIS and PRC.

     Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no certainty that current trends will continue. Management expects continued strong growth in die casting, and with a continued increase in aluminum can usage and higher usage of rolled aluminum sheet in automobiles, it is likely that overall demand will continue to grow, and that the western world magnesium producers will continue to operate at relatively high capacity utilization rates.

   BUSINESS STRATEGY

     Magcorp's business strategy consists of three principal elements: (i) maximize sales in markets in which superior margins can be achieved, (ii) establish and maintain long-term customer relationships through service, product flexibility and responsiveness and (iii) manage production and overhead costs aggressively.

     In furtherance of its business strategy, Magcorp emphasizes quality, service and flexibility to meet changing customer specifications. In particular, management believes that Magcorp's range of products and delivery program has afforded Magcorp a significant degree of flexibility to meet customer needs which serves to foster long-term relationships with its core customers. Additionally, with respect to costs, management has maintained a continual aggressive cost management program and is now pursuing a $46 million program of production technology changes in the form of new electrolytic cell technology and a new magnesium caster. The new electrolytic cells are expected to reduce operating costs and improve manufacturing efficiencies resulting from reductions in: (i) electricity consumption, (ii) manufacturing labor requirements, (iii) magnesium metal losses in the manufacturing process and (iv) chlorine emissions. Additionally, the new magnesium caster is expected to improve product quality, reduce labor requirements and permit Magcorp to produce some of the various sizes, shapes and weights of magnesium ingots at lower cost.

     The electrolytic cell conversion program commenced in 1997 with the installation of a prototype cell. Assuming the successful completion of prototype work by the end of fiscal year 1998 or early in fiscal year 1999, the conversion of the remaining cells is expected to be completed over a period of
approximately two years.   As a result, the associated cost reductions and
related manufacturing efficiencies are expected to be realized in the Company's operating results beginning by the end of fiscal year 2000 or early in fiscal year 2001. Management estimates that the caster will be installed by the end of fiscal year 1999.

     With respect to chlorine emissions, the electrolytic cell conversion is expected to significantly reduce the Company's chlorine emissions, thereby addressing anticipated regulations to be imposed under amendments to the Clean Air Act of 1990 (the "Clean Air Act"). See "--Environmental Matters."

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

     Approximately 90 percent of Magcorp's annual sales volume is sold pursuant to contracts with select customers. During 1997 and 1995, sales to any single customer did not exceed ten percent of total consolidated revenues. During 1996, sales to Rossborough Manufacturing Co. LP was approximately 12 percent of total revenues. Reference is hereby made to Note 14 to the Financial Statements, "Significant Customers and Export Sales," included in ITEM 8, Part II of this Form 10-K.

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

     Magcorp purchases its electrical requirements from a local utility pursuant to a contract in effect until January 1, 2002. As is the case with other industrial facilities, the terms of the contract grant the utility the right to interrupt electrical power to Magcorp under certain limited circumstances and with reasonable notice while providing Magcorp with advantageous electricity rates. Additionally, Magcorp is able to produce on average 25 percent of its electrical power needs through the gas turbines located at the Rowley facility. The utility and Magcorp amended the existing contract in 1997 to simplify the utility's billing practices under the existing contract. The amendment was approved by applicable governmental oversight boards in January 1998.

     A variety of chloride based by-products which are produced during the production of magnesium metal are sold into commercial markets or are neutralized and disposed of in compliance with environmental regulations. Aggregate sales of all by-products accounted for two percent or less of consolidated revenues in 1995, 1996 and 1997.

     Other raw materials critical to plant operations include graphite anodes, special refractory brick, and sulfuric acid. Magcorp maintains alternative sources of these raw materials to ensure a secure supply at competitive prices.

   EMPLOYEES

     As of October 31, 1997, Magcorp had 561 employees, 149 of whom were salaried and 412 of whom were hourly workers. Approximately 75 percent of the hourly employees are represented by the United Steelworkers of America and employed under a four year collective bargaining contract that expires August 31, 2001 and automatically renews for additional one-year periods (unless written notice of termination by either party is given). Magcorp believes that its relations with employees are satisfactory.

   ENVIRONMENTAL MATTERS

     Magcorp's most significant long-term environmental issue is compliance with the Clean Air Act. Title III of the Clean Air Act will establish, on a published schedule, new emission standards for previously unregulated air toxins. These national emission standards for hazardous air pollutants ("NESHAPS") will be technology based and will be designed to achieve the maximum control as determined by a comparison of installations at similar facilities in specific industry categories. Representatives from the Environmental Protection Agency have visited Magcorp's facility in preparation for the process of establishing NESHAPS for control of chlorine and hydrochloric acid emissions.

     It is expected that Magcorp will be required to make substantial reductions in chlorine and hydrogen chloride emissions to meet NESHAPS for primary magnesium refineries that will be promulgated by the year 2000. In response to the anticipated regulations imposed under amendments to the Clean Air Act, Magcorp is acquiring new electrolytic cell technology that will reduce chlorine emissions at the source. The new cells are also expected to significantly reduce costs since they have much higher throughput and are more energy efficient. A prototype cell was installed and operated in 1997 and, assuming successful completion of prototype operations in 1998, the conversion of the remaining cells is expected to be completed in approximately two years. With respect to hydrogen chloride, Magcorp has installed scrubbers to reduce emissions that are considered to use maximum available control technology on the pertinent sources of emissions.

     Magcorp plans to spend approximately $40 million of its capital budget, including the capital required for the prototype cell, by the year 2000 directly or indirectly to meet environmental regulatory requirements, primarily for NESHAPS, and for anticipated other future requirements. Magcorp believes that these expenditures required to comply with environmental standards are substantial.

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

     An issue exists as to whether piles of material generated in the electrolytic process, which cover an extensive land area at the Rowley facility, can be classified as a hazardous or solid waste, and if so classified, what measures might be required to investigate and address these piles. If these wastes are ultimately deemed subject to state regulation and corrective action is required, the costs of compliance could be material.

SABEL

   OVERVIEW

     Sabel, founded in 1869, is a diversified company primarily involved in the steel service center, scrap metal and rebar fabrication businesses. Sabel's steel service center facilities distribute and process new carbon steel for large and small industrial accounts, as well as for the general public. Sabel's scrap metal operations process to customer specifications and sell and transport ferrous and non-ferrous scrap metal to mini- and integrated steel mills, foundries and other related metal companies. Sabel's rebar fabrication operation customizes rebar to shapes and sizes required for use in building and highway construction. Additionally, Sabel operates a full-service wholesale center which sells a variety of tools and plumbing, sprinkler, building and general supplies.

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

   DESCRIPTION OF PRODUCTS AND MARKETS SERVED

     STEEL SERVICE CENTER. Sabel's steel service center division ("SSC") includes five facilities located in Montgomery, Dothan, Mobile and Tuscaloosa, Alabama, and Newnan, Georgia. This geographic coverage allows Sabel to cost-effectively service most of Alabama, the Gulf Coast, the panhandle of Florida, Southern Mississippi, West Georgia and the Atlanta metropolitan area. In fiscal year 1997, SSC accounted for 72 percent of Sabel's revenues.

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

     SCRAP METAL. Management believes Sabel's 128 years of experience in the scrap metal business has fostered a strong reputation for quality and service. The scrap metal division of Sabel is a full-service scrap metal dealer with two large scrap yards located in Montgomery. Scrap metal in those yards is collected from approximately 250 suppliers, primarily industrial suppliers along with dealers and individual consumers. The scrap metal division sells to approximately 45 customers, including mini- and integrated steel mills, foundries and specialized manufacturing entities. As a freight-sensitive business, a majority of Sabel's scrap is sold to customers within its geographic area. In fiscal year 1997, the scrap metal division accounted for 18 percent of Sabel's revenues.

     All scrap processed in the scrap metal division is inspected prior to shipment to ensure quality and compliance with customer specifications. As a result, management believes Sabel enjoys a high quality reputation and has an acceptance rate in excess of 99 percent for all scrap sold to customers.

     REBAR FABRICATION DIVISION. Sabel's rebar fabrication division ("RFD"), also located in Montgomery, purchases stock 60 foot bars from various rebar manufacturers and customizes the length, shape and bend according to construction blueprint plans. Structural bars and wire are widely used in the construction of buildings and highways. In 1997, RFD contributed 8 percent of Sabel's revenues.

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

     OTHER OPERATIONS. Other businesses operated by Sabel consist of a wholesale center which sells a variety of tools and plumbing, sprinkler, building and general supplies. These other operations represented 2 percent of Sabel's fiscal year 1997 revenues.

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

   EMPLOYEES

     As of October 31, 1997, Sabel had 239 employees, 72 of whom were salaried and 167 of whom were hourly workers. Of the hourly employees, 62 are represented by the United Steelworkers of America. The current three year bargaining contract expires June 30, 2000. Sabel believes that its relations with employees are satisfactory.

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

     Magcorp's production facility in Rowley, Utah was constructed in 1972, and has a current capacity rating of nearly 41,000 metric tons per year. The Company's operating permit with the State of Utah Department of Environmental Quality allows annual production of up to 43,545 metric tons.

     Magcorp owns the buildings and land comprising its Salt Lake City administrative offices and Rowley production facilities. The Knolls Pond Systems is located on land leased from the State of Utah for a term expiring on December 31, 2016 and on Federal land under a right-of-way from the Bureau of Land Management of the Department of Interior which expires in 2023. The Stansbury Pond System is located primarily on land leased from the State of Utah for a term expiring on March 8, 2010. Magcorp also holds other easements, rights-of-way and water rights primarily from the Bureau of Land Management and the State of Utah. Magcorp pays a royalty to the State of Utah based on its production of magnesium from Great Salt Lake brine. The Rowley facility is readily accessible by truck and rail.

   SABEL

     Sabel's operations are carried out in nine facilities covering approximately 343,000 square feet across the Southeast region which include five steel service centers, two scrap metal yards, a rebar fabricating plant and a wholesale equipment supply center. Most of Sabel's facilities are leased from entities controlled by the Sabel family. The steel service centers are equipped to process steel from stock for their customers' needs and the rebar fabricating plant is equipped to fabricate bars to customer specifications.

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


                                                   PURE
                         Russian Federation . .    0-100%
                         Ukraine. . . . . . . .   80-104%
                         PRC. . . . . . . . . .      108%

     No antidumping duties were assessed against magnesium alloys. These rates are subject to revision in future administrative reviews, which can be requested annually. Such reviews could have been requested in May 1996 and 1997, but none were. The next review request can be made in May 1998.

     In June 1995, one of the traders of Ukrainian magnesium appealed to the U.S. Court of International Trade ("CIT") the ITC's determination that imports of pure magnesium from Ukraine had injured domestic magnesium producers. In August 1996, the CIT rejected the appeal by the Ukrainian trader and affirmed the ITC's determination. The Ukrainian trader appealed the CIT's decision to the U.S. Court of Appeals for the Federal Circuit ("CAFC"). In December 1997, the CAFC decided that the CIT applied an improper legal test and failed to consider certain evidence properly, vacated the CIT's decision and remanded the case to the CIT for further proceedings consistent with the CAFC decision. If the Ukrainian trader prevails in the further proceedings before the CIT and CAFC, the 80-104 percent antidumping duties on imports of Ukrainian pure magnesium would be lifted.

     In June 1995, Magcorp appealed to the CIT the DOC's determination that certain producers and traders of Russian magnesium had not sold at less than fair value. On December 23, 1996, the CIT affirmed the DOC's determination, with a required recalculation of the selling, general, and administrative expenses. Magcorp appealed the CIT's decision to the CAFC. Magcorp's appeal to the CAFC has been briefed and argued. None of the possible outcomes of the appeal process or the impact of the determinations or the impact of the appeal process upon the Company's business can be determined at the present time.

     In November 1996, a PRC exporter requested a review of its U.S. export sales of pure magnesium on the basis that it is a new shipper of magnesium from the PRC. In January 1998, the DOC determined that the new shipper qualified for a reduction in antidumping duty from 108 percent to 69.53 percent.


     MAGNESIUM IMPORTS FROM CANADA

     In 1991, Magcorp filed a petition with the DOC and the ITC for imposition of countervailing and antidumping duties against Canadian and Norwegian magnesium producers. No duties were imposed on Norwegian imports. By
November, 1993, final duty rates on magnesium imported into the United States from Canada (except magnesium from Timminco) were established by the DOC after appeals to panels established by the U.S.-Canada Free Trade Agreement as follows:

          Countervailing duties on pure and alloy magnesium imports .  7.6%
          Antidumping duties on pure magnesium imports. . . . . . . . 21.0%

     Administrative reviews were initiated by the DOC regarding both the antidumping order and the countervailing duty ("CVD") orders. With respect to both the first and second antidumping review periods, which covered the period from February 20, 1992 through July 31, 1994, the DOC made final determinations that there had been no sales of pure magnesium by Norsk Hydro Canada Inc. ("NHCI" or "the Canadian producer") to the United States and, thus, no antidumping duty was collectable. With respect to the third and fourth review periods from August 1, 1994 through July 31, 1996, the DOC made a final determination that NHCI sales to the United States were made at prices that were not below fair value and, therefore, no antidumping duty was assessed on these imports and the antidumping duty deposit rate for imports from NHCI in the subsequent period was set at zero percent. The fifth antidumping administrative review, covering the August 1, 1996 through July 31, 1997 period, has been initiated by the DOC, which is scheduled to release its final determination in this review by September 1998.

     The DOC's determination of no sales at less than fair value in the third and fourth antidumping administrative review could constitute the first two years of the three-year period of findings of no dumping which is a prerequisite for the Canadian producer to demonstrate that it qualifies for revocation of the antidumping order. In connection with a third consecutive review resulting in a determination that NHCI has not sold below fair value, NHCI could seek revocation of the antidumping order. An elimination of the antidumping order could have a material adverse impact on magnesium prices, depending upon market conditions.

     The DOC has finalized administrative reviews of the CVD orders on imports of pure and alloy magnesium from Canada for the first four review periods as listed in the table below. The DOC has initiated the fifth CVD administrative review, which covers calendar 1996, and has scheduled the release of the final determination for that review for September 1998.

                         Description           Period            Rate
                         -----------           ------            ----
                 Original Determination      Calendar 1991       7.61%
                 1st Review                  12/6/91 - 12/31/92  9.86%
                 2nd Review                  Calendar 1993       7.34%
                 3rd Review                  Calendar 1994       4.48%
                 4th Review                  Calendar 1995       3.18%
                 5th Review                  Calendar 1996     Initiated

  OTHER LEGAL PROCEEDINGS

     With the exception of the trade cases discussed above, neither the Company nor its Subsidiaries is a party to any material legal proceeding other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of fiscal year 1997 to a vote of security holders.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the Company's issued and outstanding common equity, 1,000 shares of common stock, no par value, are owned by a single stockholder, Group. There is no established public trading market for these shares.

     In fiscal 1996, the Company paid to Group dividends totaling $88.95 million, including $75.03 million paid in conjunction with the issuance of 11.5% Senior Notes described more fully in Note 5 to the Company's consolidated financial statements, appearing elsewhere herein. In fiscal 1997, the Company paid to Group dividends totaling $6.6 million. In January, 1998, subsequent to the Company's fiscal year end, the Company paid to Group dividends totaling $2.0 million. The payment of and amounts of dividends are restricted by the Company's long-term debt agreements, which generally allow dividends of up to 50 percent of consolidated net income. Based on profitability and after taking into account the Company's prospects and liquidity needs, the Company plans to pay quarterly dividends to the extent allowed by the Company's long-term debt agreements. See also Note 5 to the Financial Statements, "Long-term debt," included in ITEM 8, Part II of this Form 10-K.


ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial and operating data relating to the consolidated results of the Company as of and for each of the five fiscal years in the period ended October 31, 1997. Such selected information is qualified by and should be read in conjunction with the detailed information and consolidated financial statements and the notes thereto appearing elsewhere herein.



                                                                             Year ended October 31,
                                                  --------------------------------------------------------------------------
                                                       1997           1996           1995           1994           1993
                                                  --------------  -------------  -------------  -------------  -------------
STATEMENT OF OPERATIONS DATA:                                                        (in thousands)
  Net sales                                          $ 191,614      $ 196,974      $ 185,806      $ 132,950     $ 131,139
  Cost of sales                                        129,093        116,808        121,189        106,364        95,313
  Depreciation, depletion, and amortization              7,451          6,509          5,770          5,604         7,135
  Selling, general, and administrative expenses         20,784         22,704         18,470         16,352        14,714
  Operating income (loss)                               34,286         50,953         40,377          4,630        13,977
  Interest income                                        1,142          1,353            881            186            56
  Interest expense                                      18,697         13,045         10,138         10,208         7,414
  Income tax expense (benefit)                           4,963         13,534         11,143         (1,932)        2,503
  Income (loss) from continuing operations              11,768         25,727         19,977         (3,460)        4,116
  Extraordinary item                                         -         (7,284)             -              -         2,930
  Cumulative effect of accounting change                     -              -              -             30             -
  Net income (loss)                                     11,768         18,443         19,977         (3,430)        7,046

                                                                                 October 31,
                                                  --------------------------------------------------------------------------
                                                       1997           1996           1995           1994            1993
                                                  --------------  -------------  -------------  -------------  -------------
BALANCE SHEET DATA:                                                           (in thousands)
  Working capital                                    $  54,079      $  47,677      $  58,880      $  36,911     $  35,186
  Property, plant, and equipment, net                   37,715         36,613         32,014         30,862        32,845
  Total assets                                         126,387        118,658        116,551         89,038        90,515
  Total debt                                           155,183        154,150         78,012         78,839        75,862
  Stockholder's equity (deficit)                       (68,866)       (74,034)         4,760        (15,004)      (12,000)

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

RESULTS OF OPERATIONS


                                                                                     Year ended October 31,
                                                                      ---------------------------------------------
                                                                           1997           1996              1995
                                                                      -----------     -----------       -----------
                                                                                          (in thousands)
Sales by business segment:
   Magcorp                                                             $  147,113      $  152,941        $  136,348
   Sabel                                                                   44,501          44,033            49,458
                                                                      -----------     -----------       -----------
       Total sales                                                        191,614         196,974           185,806
Cost of sales                                                             129,093         116,808           121,189
Depreciation, depletion, and amortization                                   7,451           6,509             5,770
Selling, general, and administrative expenses                              20,784          22,704            18,470
                                                                      -----------     -----------       -----------
       Total operating income                                              34,286          50,953            40,377
Interest income                                                             1,142           1,353               881
Interest expense                                                          (18,697)        (13,045)          (10,138)
                                                                      -----------     -----------       -----------
Earnings before income taxes                                               16,731          39,261            31,120
Income tax expense                                                          4,963          13,534            11,143
                                                                      -----------     -----------       -----------
Net income before extraordinary items                                      11,768          25,727            19,977
Extraordinary item - extinguishment of debt, net of taxes                       -          (7,284)                -
                                                                      -----------     -----------       -----------
Net income                                                              $  11,768       $  18,443         $  19,977
                                                                      -----------     -----------       -----------
                                                                      -----------     -----------       -----------



FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     SALES for fiscal year 1997 decreased 2.7 percent over fiscal year 1996.
The decrease was attributable to a 3.8 percent decrease in Magcorp's revenues, which was offset by a 1.1 percent increase in Sabel's revenues. Magcorp's average selling price for magnesium decreased 8.8 percent while magnesium shipments increased 5.9 percent. Effective January 1, 1997, Magcorp reduced its list price 6.7 percent, and other manufacturers announced similar reductions. Competition from primarily PRC and Russian producers continues to put pressure on prices. Magnesium volumes improved due to stronger demand across most market segments. According to IMA statistics, estimated market shipments to western world customers for the first nine months of calendar 1997 were up 11.6 percent over the comparable period in 1996. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will continue. Sabel's sales increase was primarily due to higher prices in the steel service center markets, together with slightly higher volumes.

     COST OF SALES for fiscal year 1997 increased 10.5 percent on a consolidated basis. Magcorp's cost of sales increased 13.5 percent due primarily to increases in acquired energy costs when compared to the corresponding period in 1996. Unit costs of electricity rose 23.6 percent and unit costs of natural gas rose 15.0 percent over 1996 levels. Magcorp's cost of sales is highly sensitive to acquired energy costs and levels of production. The cost of sales at Sabel increased 2.0 percent, reflecting increasing prices and volumes in primarily the steel service center markets during the year.

     DEPRECIATION, DEPLETION, AND AMORTIZATION for fiscal year 1997 increased
14.5 percent from fiscal year 1996 primarily due to increased depreciation of property, plant and equipment as a result of recent capital equipment additions.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for fiscal year 1997 decreased 8.5 percent primarily due to decreased compensation expense, offset by increased development and legal costs when compared to the corresponding period in 1996. As discussed below, a $3.85 million one-time compensation expense charge was incurred in 1996 in conjunction with the issuance of $150 million of 11.5% Senior Notes. Development costs increased $1.8 million in 1997 due to magnesium process enhancement piloting at Magcorp.

     INTEREST INCOME for fiscal year 1997 decreased $0.2 million from fiscal year 1996 due to a decrease in cash and cash equivalent balances on hand to a month-end average of approximately $23 million in the current year from a month-end average of approximately $26 million in the corresponding prior year. Additionally, lower-yield tax-free municipal bond funds also made up part of the 1997 balances.

     INTEREST EXPENSE for 1997 increased $5.6 million primarily as a result of the issuance of the 11.5% Senior Notes in July, 1996, which increased long-term debt by $76.5 million.

     INCOME TAXES are estimated at statutory rates, including estimates of available credits, for both years presented.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     SALES for fiscal year 1996 increased 6.0 percent over fiscal year 1995.
The increase was attributable to a 12.2 percent increase in Magcorp's revenues, which was offset by a 11.0 percent decrease in Sabel's revenues. Magcorp's average selling price for magnesium increased 15.3 percent while magnesium shipments decreased 3.6 percent. Selling prices were favorably impacted by an increased percentage of contract sales versus spot sales and by higher 1996 U.S. list prices, upon which most contract pricing is based. Volumes were down because of reduced spot sales due to competition from primarily Russian and PRC producers. According to IMA statistics, worldwide market shipments in calendar 1996 were down 2.8 percent over the comparable period in 1995. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will continue. Sabel's sales decrease was due to a general weakening of prices and volume throughout all the steel markets in which Sabel operates.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise from working capital requirements, capital investments, and interest payment obligations. The Company's primary available source of liquidity is from cash provided by operating activities.
The Company's liquidity was reduced and its debt service requirements increased as a result of the issuance of the 11.5% Senior Notes in July 1996, which increased long-term debt by $76.5 million. The Company's liquidity has also been reduced by average selling prices for magnesium that are down notably from record 1996 levels, reducing gross profit, net income, and cash provided by operating activities. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will not continue. Reduced cash flow from operations at Sabel also reduced the Company's liquidity in 1997.

     The Company also has available $40.0 million in revolving credit facilities that provide for advances by the lender based on specified percentages of eligible accounts receivable and inventories to a maximum of $33.0 million for Magcorp and $7.0 million for Sabel, net of outstanding letters of credit. As of October 31, 1997, the unused amounts available to Magcorp and Sabel were approximately $24.9 million and $3.8 million, respectively. During fiscal year 1997, Sabel had net borrowings of $1.1 million under its revolving credit facility to fund working capital requirements. Magcorp has not borrowed cash under its revolving credit facility since November 1994.

     Cash provided by operating activities was $19.9 million for fiscal year 1997 compared to $39.2 million for the corresponding 1996 period. The decrease in operating cash flow in 1997 compared to 1996 resulted from primarily decreases in net income and the effects of extraordinary loss on extinguishment of debt, increases in accounts receivable and prepaid expenses, offset primarily by decreases in inventories and income tax refund receivable.

     Capital expenditures were $8.6 million during fiscal year 1997. Capital expenditures are budgeted at approximately $15 million for 1998, $24 million for 1999, and $17 million for 2000. An estimated $40 million of estimated capital expenditures for 1998, 1999, and 2000 is related to new electrolytic cell technology that is expected to improve manufacturing efficiencies and improve environmental compliance. The timing of capital expenditures for the new electrolytic cell technology and the related expected manufacturing cost reductions are dependent on successful completion of prototype work, initiation of cell conversion, and the schedule for completion of the conversion.

     During fiscal year 1997, dividends totaling $6.6 million were paid on all outstanding shares to the Company's sole stockholder, Group. In January 1998, subsequent to the Company's fiscal year end, the Company paid to Group dividends totaling $2.0 million. The declaration and payment of dividends by the Company are restricted by the Company's long-term debt agreements, which generally allow dividends on a cumulative basis up to 50 percent of consolidated net income earned since the issuance of the 11.5% Senior Notes. Based on profitability and after taking into account the Company's prospects and liquidity needs, the Company plans to pay quarterly dividends to the extent allowed by the Company's long-term debt agreements. Management anticipates that existing cash balances and cash generated from operations and available revolving credit facilities will be sufficient to finance the Company's liquidity needs for the foreseeable future.

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

YEAR 2000 BUSINESS MATTERS

     Many information and process control systems used in the current business environment were designed to use only two digits in the date field and thus may not function properly in the year 2000. Over the past few years, the Company has been assessing and modifying its business systems to be year 2000 compliant. The Company has initiated a plan to achieve year 2000 compliance with respect to its business and process control systems, including systems and user testing scheduled to commence in 1998. The Company does not currently expect year 2000 issues related to its business and process control systems to have any material effect on the Company's costs or to cause any significant disruption in operations.

ENVIRONMENTAL MATTERS

     The Company and its operations are subject to an increasing number of federal, state, and local environmental laws and regulations governing, among other things, air emissions, waste water discharge, and solid and hazardous waste disposal. Environmental laws and regulations continue to change rapidly and it is likely that the Company will be subject to increasingly stringent environmental standards. Compliance with such laws and regulations is a significant factor in the Company's operations as it is with all domestic industrial facilities. The Company believes that it has to date materially complied with all federal, state, and local environmental regulations and is committed to maintaining its compliance with these laws. See "ITEM 1. Business--Environmental Matters."

FORWARD-LOOKING STATEMENTS

     This report includes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry capacity; demand; industry trends; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; successful completion of planned installation of new technology, and major equipment failures.


ITEM 8.  FINANCIAL STATEMENTS

     Financial statements follow immediately and are listed in ITEM 14 of Part IV of this report.

                            INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholder
Renco Metals, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Renco Metals, Inc. and subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of income, stockholder's equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 1997. In conjunction with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renco Metals, Inc. and subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                   KPMG Peat Marwick LLP


Salt Lake City, Utah
January 5, 1998

                        RENCO METALS, INC. AND SUBSIDIARIES

                            Consolidated Balance Sheets

                             October 31, 1997 and 1996
                  (dollars in thousands, except per share amounts)



                              ASSETS                                                    1997            1996
                              ------                                                   --------        -------
Current assets:
  Cash and cash equivalents                                                           $  26,607         20,779
  Accounts receivable, less allowance for doubtful accounts of $514
   in 1997 and 1996                                                                      27,480         24,864
  Income tax refund receivable                                                              131          1,467
  Inventories, net                                                                       24,744         26,447
  Prepaid expenses                                                                        3,078          1,663
                                                                                       --------       --------
          Total current assets                                                           82,040         75,220
Property, plant, and equipment, net                                                      37,715         36,613
Other assets, net                                                                         6,632          6,825
                                                                                       --------       --------
                                                                                      $ 126,387        118,658
                                                                                       --------       --------
                                                                                       --------       --------
                  LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
                  ----------------------------------------------
Current liabilities:
  Current installments of long-term debt                                              $      18             18
  Accounts payable                                                                        8,262          7,794
  Accrued expenses                                                                       19,451         19,486
  Deferred income taxes                                                                     230            245
                                                                                       --------       --------
          Total current liabilities                                                      27,961         27,543
Long-term debt, excluding current installments                                          155,165        154,132
Postretirement medical benefits                                                           6,794          6,605
Deferred income taxes                                                                     2,008          2,180
Other liabilities                                                                         3,325          2,232
                                                                                       --------       --------
          Total liabilities                                                             195,253        192,692
                                                                                       --------       --------
Stockholder's equity (deficit):
  10% preferred stock, $1,000 par value.  Authorized, 8,500
   shares;  issued and outstanding no shares                                                  -              -
  Common stock, no par value.  Authorized, issued, and
   outstanding 1,000 shares                                                                   1              1
  Additional paid-in capital                                                                500            500
  Accumulated deficit                                                                   (69,367)       (74,535)
                                                                                       --------       --------
          Net stockholder's equity (deficit)                                            (68,866)       (74,034)
Commitments and contingencies
                                                                                       --------       --------
                                                                                     $  126,387        118,658
                                                                                       --------       --------
                                                                                       --------       --------


See accompanying notes to consolidated financial statements.

                        RENCO METALS, INC. AND SUBSIDIARIES

                         Consolidated Statements of Income

                    Years ended October 31, 1997, 1996, and 1995
                               (dollars in thousands)




                                                                      1997           1996           1995
                                                                   --------       --------       --------
Sales                                                             $ 191,614        196,974        185,806
Costs and expenses:
  Cost of sales                                                     129,093        116,808        121,189
  Depreciation, depletion, and amortization                           7,451          6,509          5,770
  Selling, general, and administrative expenses                      20,784         22,704         18,470
                                                                   --------       --------       --------
          Income from operations                                     34,286         50,953         40,377
Interest income                                                       1,142          1,353            881
Interest expense                                                    (18,697)       (13,045)       (10,138)
                                                                   --------       --------       --------

          Income before income taxes and extraordinary item          16,731         39,261         31,120
Income tax expense                                                    4,963         13,534         11,143
                                                                   --------       --------       --------
          Income before extraordinary item                           11,768         25,727         19,977


Extraordinary item - extinguishment of debt
 (less applicable income tax benefit of $4,559) (note 5)                  -         (7,284)             -
                                                                   --------       --------       --------
          Net income                                              $  11,768         18,443         19,977
                                                                   --------       --------       --------
                                                                   --------       --------       --------




See accompanying notes to consolidated financial statements.

                        RENCO METALS, INC. AND SUBSIDIARIES

             Consolidated Statements of Stockholder's Equity (Deficit)

                    Years ended October 31, 1997, 1996, and 1995
                               (dollars in thousands)






                                                                                                                  Net
                                                                                                Minimum          stock-
                                                                  Additional        Accum       pension         holder's
                                     Preferred        Common       paid-in         -ulated     liability         equity
                                       stock           stock       capital         deficit     adjustment       (deficit)
                                    ----------       --------     ----------      ---------    ----------       ---------
Balances at October 31, 1994        $   8,500              1            500        (24,005)             -        (15,004)

  Minimum pension
   liability adjustment                     -              -              -              -           (213)          (213)

  Net income                                -              -              -         19,977              -         19,977
                                    ---------      ---------      ---------      ---------      ---------      ---------
Balances at October 31, 1995            8,500              1            500         (4,028)          (213)         4,760

  Retirement of preferred stock        (8,500)             -              -              -              -         (8,500)

  Dividends                                 -              -              -        (88,950)             -        (88,950)

  Minimum pension
   liability adjustment                     -              -              -              -            213            213

  Net income                                -              -              -         18,443              -         18,443
                                    ---------      ---------      ---------      ---------      ---------      ---------

Balances at October 31, 1996                -              1            500        (74,535)             -        (74,034)

  Dividends                                 -              -              -         (6,600)             -         (6,600)

  Net income                                -              -              -         11,768              -         11,768
                                    ---------      ---------      ---------      ---------      ---------      ---------

Balances at October 31, 1997        $       -              1            500        (69,367)             -        (68,866)
                                    ---------      ---------      ---------      ---------      ---------      ---------
                                    ---------      ---------      ---------      ---------      ---------      ---------




See accompanying notes to consolidated financial statements.

                        RENCO METALS, INC. AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows

                    Years ended October 31, 1997, 1996, and 1995
                               (dollars in thousands)




                                                                      1997           1996           1995
                                                                   --------       --------       --------
Cash flows from operating activities:
  Net income                                                      $  11,768         18,443         19,977
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion, and amortization                        7,451          6,509          5,770
     Extraordinary item- extinguishment of debt                           -         11,843              -
     Amortization of financing fees                                     989            853            772
     Loss on disposal of equipment                                       29             76             78
     Deferred income taxes                                             (187)           561          1,865
     Provision for bad debts                                            163            152            188
     Postretirement and deferred compensation plans                     476           (940)         1,267
     Decrease (increase) in operating assets:
       Accounts receivable                                           (2,779)         2,838         (5,285)
       Income tax refund receivable                                   1,336           (891)           392
       Inventories                                                    1,703         (4,583)           220
       Prepaid expenses                                              (1,415)        (1,095)          (271)
       Other assets                                                      10             28            (20)
     Increase (decrease) in operating liabilities:
       Accounts payable                                                 468            282           (546)
       Accrued expenses                                                 (35)         5,159          5,630
                                                                   --------       --------       --------
               Net cash provided by operating activities             19,977         39,235         30,037
                                                                   --------       --------       --------
Cash flows from investing activities:
  Capital expenditures                                               (8,604)       (11,223)        (7,185)
  Proceeds from sale of equipment                                        22             40            185
                                                                   --------       --------       --------
               Net cash used in investing activities                 (8,582)       (11,183)        (7,000)
                                                                   --------       --------       --------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit agreements       1,052           (347)        (1,317)
  Repayment of long-term debt                                           (19)       (73,516)           (10)
  Financing fees and tender offer premiums paid                           -        (16,051)             -
  Borrowings of long-term debt                                            -        150,000            500
  Dividends to Group                                                 (6,600)       (88,950)             -
  Retirement of preferred stock                                           -         (8,500)             -
                                                                   --------       --------       --------
               Net cash used in financing activities                 (5,567)       (37,364)          (827)
                                                                   --------       --------       --------
Increase (decrease) in cash and cash equivalents                      5,828         (9,312)        22,210
Cash and cash equivalents, beginning of year                         20,779         30,091          7,881
                                                                   --------       --------       --------
Cash and cash equivalents, end of year                            $  26,607         20,779         30,091
                                                                   --------       --------       --------
                                                                   --------       --------       --------

                        RENCO METALS, INC. AND SUBSIDIARIES

                    Years ended October 31, 1997, 1996, and 1995

                               (dollars in thousands)




                                                                                1997             1996              1995
                                                                              -------           -------          -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest                                       $ 17,708            9,014             9,366

Cash paid during the year for income taxes                                   $  3,815            9,363             8,888

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Minimum pension liability adjustment to other assets                         $    806              (87)              469

Minimum pension liability adjustment to other liabilities                    $    806              300              (682)




See accompanying notes to consolidated financial statements.

                        RENCO METALS, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

                           October 31, 1997, 1996, and 1995

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

     Renco Metal's senior notes are unconditionally and fully guaranteed, jointly and severally, by both of its subsidiaries, Magcorp and Sabel (the Guarantors). Separate financial statements of the Guarantors are not presented because, in management's opinion, such financial statements would not be material to investors. Summarized financial information on the combined Guarantors is presented below:

                 SUMMARIZED COMBINED GUARANTOR FINANCIAL INFORMATION

                                                                 Years ended October 31,
                                                         --------------------------------------
                                                            1997           1996           1995
                                                         --------        --------       -------
  Combined Guarantor statement of operations data:
     Net sales                                          $ 191,614        196,974        185,806
     Cost of sales                                        129,093        116,808        121,189
     Income before extraordinary items                     11,748         25,603         19,787
     Net income                                            11,748         18,319         19,787

                                                                 October 31,
                                                         ------------------------
                                                            1997           1996
                                                         --------        --------
  Combined Guarantor balance sheet data:
     Current assets                                     $  78,793         71,982
     Noncurrent assets                                     44,347         43,438
     Current liabilities                                   21,336         20,907
     Noncurrent liabilities                                15,792         13,649

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

                               (dollars in thousands)






(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  CASH AND CASH EQUIVALENTS

          For purposes of reporting cash flows, the Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of the following:

                                               1997            1996
                                              -------         ------
            Money market funds               $ 8,408           8,045
            Certificates of deposit              200             150
                                              -------         ------
                                             $ 8,608           8,195
                                              -------         ------
                                              -------         ------

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

     (d)  OTHER ASSETS

          Other assets include financing costs associated with long-term debt. The costs are being amortized using the straight-line method over the period of the related long-term debt. Other assets consist of the following:

                                                           1997       1996
                                                          -------    ------

            Loan origination and financing fees          $  6,680     6,680
            Unrecognized pension prior service cost         1,255       449
            Deposits and other                                 10        20
                                                          -------    ------
                                                            7,945     7,149
            Less accumulated amortization                   1,313       324
                                                          -------    ------
                                                         $  6,632     6,825
                                                          -------    ------
                                                          -------    ------

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

     (h)  USE OF ESTIMATES IN PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

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

     (i)  FINANCIAL INSTRUMENTS

          The carrying value of accounts receivable, accounts payable, and accrued expenses approximates their estimated value due to the relative short maturity of these instruments. The carrying value of long-term debt approximates its estimated fair value due to recent issuance of the debt.

     (j)  RECLASSIFICATIONS

          Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

(3)  INVENTORIES

     Inventories consist of the following:
                                                             1997        1996
                                                           -------     -------
          Finished goods                                  $ 16,264      17,293
          Brine in ponds                                     1,400       1,942
          Spare parts and supplies                           7,683       6,937
          Raw materials and work-in-process                    760         855
                                                           -------     -------
                                                            26,107      27,027
          Less LIFO reserve                                  1,363         580
                                                           -------     -------
                                                          $ 24,744      26,447
                                                           -------     -------

     LIFO inventory was reduced in 1997 and 1995. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by approximately $410 and $570 below the amount that would have resulted from replacing the liquidated inventory at October 31, 1997 and 1995, prices, respectively.


(4)  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are summarized as follows:

                                                             1997        1996
                                                           -------     -------
          Land                                            $    519         390
          Buildings                                          5,722       5,036
          Equipment                                         69,155      62,962
          Leasehold improvements                               859         862
          Construction-in-process                            5,565       4,215
                                                           -------     -------
                                                            81,820      73,465
          Less accumulated depreciation and amortization    44,105      36,852
                                                           -------     -------
                                                          $ 37,715      36,613
                                                           -------     -------
                                                           -------     -------

(5)  LONG-TERM DEBT

     Long-term debt is summarized as follows:


                                                                     1997       1996
                                                                   --------  --------
          For Renco Metals:
            11.5% senior notes (a)                                $ 150,000   150,000
            12% senior notes (b)                                      1,500     1,500

          For Magcorp:
            Revolving credit facility (c)                                 -         -

          For Sabel:
            Revolving credit facility (c)                             3,227     2,175
            9.7% mortgage note                                          456       475
                                                                   --------  --------
                 Total long-term debt                               155,183   154,150

          Less current installments                                      18        18
                                                                   --------  --------
                 Long-term debt, excluding current installments   $ 155,165   154,132
                                                                   --------  --------
                                                                   --------  --------


     The aggregate maturities of long-term debt for each of the twelve-month periods subsequent to October 31, 1997 are as follows: 1998, $18; 1999, $3,247; 2000, $1,522; 2001, $396, and thereafter, $150,000.

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

          The Notes are general unsecured obligations of Renco Metals, and are unconditionally and fully guaranteed, jointly and severally, by the Guarantors. Secured indebtedness of the Guarantors, including borrowings under the Revolving Credit Facilities described below, is senior in right of payments to the Notes with respect to the assets securing such indebtedness. Interest on the Notes is payable semiannually on January 1 and July 1 of each year.

          Except under certain circumstances defined in the indenture governing the Notes, the Notes are not redeemable prior to July 1, 2000. Thereafter, the Notes are redeemable in whole or part, at the option of Renco Metals, at redemption prices ranging from 105.75 percent to 100 percent of the principal amount, depending on the date of redemption. The indenture governing the Notes contains certain covenants, that, among others, limit the type and amount of additional indebtedness that may be incurred by Renco Metals and impose limitations on investments, loans, advances, the payment of dividends and making of certain other payments, the creation of liens, certain transactions with affiliates, and certain mergers. At October 31, 1997, Renco Metals was in compliance with all applicable covenants.

     (b)  12% SENIOR NOTES (OLD NOTES)

          Concurrent with the issuance of the 11.5 percent Notes described above, Renco Metals purchased $73,500 of the $75,000 aggregate principal amount of Old Notes through a tender offer and consent solicitation, and amendments to the indenture governing the Old Notes were executed, leaving $1,500 of Old Notes remaining outstanding. The amendments to the indenture involved deletion of a number of covenants to facilitate issuance of the new 11.5 percent Notes. Renco Metals was in compliance with all remaining applicable covenants on the Old Notes at October 31, 1997. The Old Notes are due July 15, 2000, are general unsecured obligations of Renco Metals, are unconditionally and fully guaranteed, jointly and severally, by the Guarantors, and have the same rank in right of payment with other senior indebtedness of Renco Metals. Interest is payable semiannually on January 15 and July 15 of each year. On or after July 15, 1998, Renco Metals may, subject to certain conditions, redeem any or all of the remaining $1,500 of Old Notes at 104 percent of the principal amount thereof, declining to 100 percent for redemptions on or after July 15, 1999 (in each case, together with accrued and unpaid interest to the redemption date).

     (c)  REVOLVING CREDIT FACILITIES

          Magcorp and Sabel each have revolving credit facility agreements that provide for advances by the lender based on specified percentages of eligible accounts receivable and inventories to a maximum of $33,000 for Magcorp and $7,000 for Sabel. Advances bear interest at the prime rate plus one percent, payable monthly, and are secured primarily by all receivables and inventories of the borrower. In addition, the lender may extend up to $5,000 and $1,500 of letter of credit accommodations to Magcorp and Sabel, respectively, within the limits set forth above. Outstanding letters of credit under the agreements at October 31, 1997 total $2,370 for Magcorp and none for Sabel.
          Based on these criteria as of October 31, 1996, the unused amounts available to Magcorp and Sabel were approximately $24,900 and $3,800, respectively. The revolving credit facilities will continue until August 1999 and from year to year thereafter, provided that either Magcorp or Sabel, as the case may be, or the lender may terminate either of the facilities as of August 31, 1999, or any subsequent anniversary date on 60 days advance written notice.

          The revolving credit facilities contain various covenants and restrictions including financial covenants which specify that Magcorp and Sabel maintain specified ratios or minimum financial amounts with regard to net worth and working capital, as well as restrictions regarding additional indebtedness, liens, loans, dividends, and transactions with affiliates. At October 31, 1997, Magcorp and Sabel were in compliance with all applicable covenants.


(6)  PREFERRED STOCK

     The Company has authorized 8,500 shares of preferred stock, which were redeemed in July 1996 in conjunction with the issuance of the 11.5 percent Notes discussed above.


(7)  INCOME TAXES

     Components of income tax expense follow, allocated to income from continuing operations:

                                                 Current    Deferred     Total
                                                 -------     -------   -------
       1997:
          Federal                               $  4,317         (64)    4,253
          State                                      833        (123)      710
                                                 -------     -------   -------
                                                $  5,150        (187)    4,963
       1996:
          Federal                               $ 11,036         204    11,240
          State                                    1,937         357     2,294
                                                 -------     -------   -------
                                                $ 12,973         561    13,534
                                                 -------     -------   -------
                                                 -------     -------   -------
       1995:
          Federal                               $  8,988         530     9,518
          State                                      290       1,335     1,625
                                                 -------     -------   -------
                                                $  9,278       1,865    11,143
                                                 -------     -------   -------
                                                 -------     -------   -------

     In addition to the above income taxes, the Company recognized a current income tax benefit of $4,559 in 1996 related to extraordinary losses on the early retirement of debt (see note 5).

     The statutory federal income tax rate is reconciled to the effective income tax rate as follows:


                                                                 1997        1996         1995
                                                                ------      ------       ------
       Computed expected tax expense                           $ 5,856      13,742       10,892
       State and local tax, net of federal benefit                 523       1,381        1,400
       Depletion                                                (1,374)     (1,553)      (1,505)
       Change in deferred tax asset valuation allowance              -           -          350
       Other                                                       (42)        (36)           6
                                                                ------      ------       ------
                 Income tax expense                            $ 4,963      13,534       11,143
                                                                ------      ------       ------
                                                                ------      ------       ------


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 1997 and 1996, are as follows:


                                                                 1997      1996
                                                               -------   -------
       Deferred tax assets:
          Bad debt reserves                                   $    194       194
          Inventories-uniform capitalization                       247       272
          Payroll related accruals                                 191        59
          Deferred compensation                                    211       101
          Miscellaneous accruals                                   124       193
          Net operating loss carryforwards                       1,613     2,366
          Postretirement medical benefit                         1,114     1,042
          Environmental reserve                                    459       459
                                                               -------   -------

                 Total gross deferred tax assets                 4,153     4,686

                 Less valuation allowance                          893       893
                                                               -------   -------

                 Net deferred tax assets                         3,260     3,793
                                                               -------   -------

       Deferred tax liabilities:
          Inventory basis difference                              (827)     (827)
          Accumulated depreciation                              (4,671)   (5,391)
                                                               -------   -------

                 Total gross deferred tax liabilities           (5,498)   (6,218)
                                                               -------   -------

                 Net deferred tax liability                   $ (2,238)   (2,425)
                                                               -------   -------

       Deferred income taxes - current                        $   (230)     (245)
       Deferred income taxes - noncurrent                       (2,008)   (2,180)
                                                               -------   -------

                 Net deferred tax liability                   $ (2,238)   (2,425)
                                                               -------   -------
                                                               -------   -------



     No change was made in the total valuation allowance for 1997 or 1996. Management believes that existing taxable temporary differences, net of the established valuation allowance, will more likely than not reverse within the applicable carryforward periods to allow future realization of existing net deferred tax assets.

(8)  RELATED PARTY TRANSACTIONS

     Magcorp has $318 payable to Group at October 31, 1997 and 1996, that is noninterest bearing. The payable is included in other liabilities in the accompanying consolidated balance sheet and is subordinated to the liabilities described in note 5.

     Group provides management services to the Company under a management agreement. Such services include operational consulting, budget review, income tax consulting and contracting for insurance under master policies. Pursuant to the agreement, which expires on October 31, 2000, Group provides such services to the Company for an annual management fee of $1,200. The Company paid management fees to the Group of $1,200 for each of the years ended in the three-year period ended October 31, 1997.

     During 1997, the Company paid to Group dividends totaling $6,600. During 1996, the Company paid to Group dividends totaling $88,950, including $75,028 paid in conjunction with the issuance of the 11.5 percent Notes discussed in note 5.


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


                                                                  1997      1996      1995
                                                                 -----     -----     -----
          Service cost - benefits earned during the year        $  201       192       143

          Interest cost on projected benefit obligations           315       291       232

          Return on assets                                        (546)     (423)     (381)

          Net amortization and deferral                            278       197       182
                                                                 -----     -----     -----

                 Net pension cost                               $  248       257       176
                                                                 -----     -----     -----
                                                                 -----     -----     -----

          The plan's funded status at each October 31, was as follows:



                                                                                     1997        1996         1995
                                                                                   -------     -------      -------
          Actuarial present value of benefit obligations:
            Vested benefits                                                       $  4,208       3,854        3,562
            Nonvested benefits                                                       1,711         512          471
                                                                                   -------     -------      -------

                 Accumulated benefit obligations                                  $  5,919       4,366        4,033
                                                                                   -------     -------      -------
                                                                                   -------     -------      -------

          Plan's assets at fair value, principally listed securities              $  4,555       3,683        3,169
          Actuarial present value of projected benefit obligations                  (5,919)     (4,366)      (4,033)
                                                                                   -------     -------      -------

                 Projected benefit obligations in excess of plan assets             (1,364)       (683)        (864)

          Unrecognized prior service cost                                            1,639         498          536
          Unrecognized net loss (gain) from past experience and
           effects of changes in assumptions                                          (384)        (48)         213
                                                                                   -------     -------      -------

                 Net prepaid (accrued) pension cost prior to adjustment
                  for minimum liability                                               (109)       (233)        (115)

          Adjustment for additional minimum liability                               (1,255)       (449)        (749)
                                                                                   -------     -------      -------

                 Net accrued minimum liability                                    $ (1,364)       (682)        (864)
                                                                                   -------     -------      -------
                                                                                   -------     -------      -------



          Assumptions used above for Magcorp's defined benefit plan as of October 31, 1997, 1996, and 1995 include:


                                                                      1997      1996      1995
                                                                     ------    ------    ------
          Discount rates for determining estimated obligations
           and interest cost                                          7.25%     7.25%     7.25%
          Expected aggregate average long-term change
           in compensation                                             n/a       n/a       n/a
          Expected long-term return on assets                         8.25%     8.25%     8.25%


          Contributions for Magcorp's defined contribution plan are based upon age, years of service, and gross compensation for each salaried employee, and totaled approximately $557, $709, and $612, for 1997, 1996, and 1995, respectively.

          Magcorp has a salaried thrift plan and an hourly thrift plan that qualify under the Internal Revenue Code Section 401(k). The plans are available to substantially all employees. Magcorp may make discretionary matching contributions of 50 percent of each hourly employee's contribution, and 75 percent of each salaried employee's contribution, up to the first six percent of the employee's compensation. Matching contributions were $442, $432, and $310 for 1997, 1996, and 1995, respectively.

                         RENCO METALS, INC. AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

                                (dollars in thousands)


(9)  EMPLOYEE BENEFIT PLANS (continued)

          SABEL

          Under an agreement with the United Steelworkers' Union, which covers certain production employees, Sabel contributes to a pension plan based on a set amount per hour worked for covered employees. The contributions to the plan were $82, $40, and $78 for 1997, 1996, and 1995, respectively.

          Sabel has a noncontributory profit sharing plan for management and administrative employees. The amount of the annual contribution, if any, is at the discretion of Sabel and is not to exceed 15 percent of the compensation of the eligible employees. The contributions were $99 and $191 for 1996 and 1995, respectively. No contributions were made during 1997.

     (b)  POSTRETIREMENT MEDICAL BENEFIT PLAN

          Magcorp sponsors a self-insured, fee-for-service health care plan that provides postretirement medical benefits to salaried retirees who retire from active employment status on or after age 55 with ten or more years of service. Qualified retirees will receive lifetime benefits for themselves. The retiree's spouse also receives coverage that continues for one year after the retiree's death. Employees who retire on or after age 55 with less than ten years but at least five years or more of service, will receive benefits paid by Magcorp only after age 65.

          The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets at October 31, 1997 and 1996:


                                                                           1997        1996
                                                                          ------      ------
          Accumulated postretirement benefit obligation:
               Retirees                                                  $   586         475
               Fully eligible active plan participants                       658       1,006
               Other active plan participants                              1,319       1,827
                                                                          ------      ------
                                                                           2,563       3,308

          Plan assets at fair value                                            -           -
                                                                          ------      ------

                    Accumulated postretirement benefit obligation in
                      excess of plan assets                                2,563       3,308

          Unrecognized net gain                                            4,231       3,297
                                                                          ------      ------

                    Accrued postretirement benefit obligation            $ 6,794       6,605
                                                                          ------      ------
                                                                          ------      ------


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

                         RENCO METALS, INC. AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

                                (dollars in thousands)


(9)  EMPLOYEE BENEFIT PLANS (continued)

          Net period postretirement benefit cost includes the following components:


                                                                       1997        1996        1995
                                                                       ----        ----        ----
          Service cost                                                $ 166         155         137
          Interest cost                                                 239         213         196
          Amortization of gain                                         (202)       (219)       (243)
                                                                       ----        ----        ----
                    Net periodic postretirement benefit cost          $ 203         149          90
                                                                       ----        ----        ----
                                                                       ----        ----        ----


          For measurement purposes, an 7.5 percent annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1997; the rate was assumed to decrease gradually to 4.5 percent by the year 2007 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of October 31, 1997 by $274 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended October 31, 1997 by $47.

          The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent at October 31, 1997 and 1996.


(10) LEASES

     The Company has several noncancelable operating leases, primarily for office and warehouse space, and machinery and equipment. These leases generally contain renewal options. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of October 31, 1997 are listed below:

               Year ending October 31:
                 1998                                         $  1,828
                 1999                                            1,567
                 2000                                            1,360
                 2001                                              647
                 2002                                              443
                 Thereafter                                        261
                                                               -------
                      Total minimum lease payments            $  6,106
                                                               -------
                                                               -------

     Rent expense aggregated $2,412, $,2,393, and $2,867 for 1997, 1996, and
     1995, respectively. Included in rental expense was contingent rental expense of approximately $73, $80, and $122 for 1997, 1996, and 1994, respectively. Additionally, included in rental expense are leases of certain office and warehouse space from entities in which the president of Sabel holds an indirect material interest. Rent expense for such leases aggregated approximately $336, $331, and $339 for 1997, 1996, and 1995, respectively.

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


(12) ACCRUED EXPENSES

     Accrued expenses consist of:


                                                                                 1997        1996
                                                                                -------     -------
          Utilities                                                            $  5,845       3,147
          Salaries, bonuses, vacation, and other related accruals                 3,756       6,473
          Interest                                                                5,803       5,803
          Taxes, other than income                                                  579         535
          Other                                                                   3,468       3,528
                                                                                -------     -------
                                                                               $ 19,451      19,486
                                                                                -------     -------
                                                                                -------     -------

                         RENCO METALS, INC. AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

                                (dollars in thousands)


(13) SEGMENT INFORMATION

     The Company classifies its operations into two business segments: magnesium production and steel fabrication and wholesaling. There are no intersegment sales. Summarized financial information by business segment is as follows:


                                                           1997        1996        1995
                                                          -------     -------     -------
          Net sales:
            Magnesium                                    $147,113     152,941     136,348
            Steel                                          44,501      44,033      49,458
                                                          -------     -------     -------
                                                         $191,614     196,974     185,806
                                                          -------     -------     -------
                                                          -------     -------     -------
          Income from operations:
            Magnesium                                    $ 32,889      49,119      37,993
            Steel                                           1,444       1,938       2,467
            Corporate                                         (47)       (104)        (83)
                                                          -------     -------     -------
                                                         $ 34,286      50,953      40,377
                                                          -------     -------     -------
                                                          -------     -------     -------
          Identifiable assets:
            Magnesium                                    $107,016      99,796      94,849
            Steel                                          16,124      15,624      15,913
            Corporate                                       3,247       3,238       5,789
                                                          -------     -------     -------
                                                         $126,387     118,658     116,551
                                                          -------     -------     -------
                                                          -------     -------     -------
          Capital expenditures:
            Magnesium                                    $  7,492      10,564       6,051
            Steel                                           1,112         659       1,134
                                                          -------     -------     -------
                                                         $  8,604      11,223       7,185
                                                          -------     -------     -------
                                                          -------     -------     -------
          Depreciation, depletion, and amortization:
            Magnesium                                    $  7,054       6,106       5,397
            Steel                                             397         403         373
                                                          -------     -------     -------
                                                         $  7,451       6,509       5,770
                                                          -------     -------     -------
                                                          -------     -------     -------

                         RENCO METALS, INC. AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

                                (dollars in thousands)


(14) SIGNIFICANT CUSTOMERS AND EXPORT SALES

     During 1997 and 1995, sales to any single customer did not exceed ten percent of total consolidated revenues. During 1996, sales to Rossborough Manufacturing Co. LP approximated 12 percent of total revenues. The following table summarizes export sales to various geographic areas:

                                             1997        1996        1995
                                            ------      ------      ------
          Net export sales:
            Europe                         $ 6,276       8,524       8,357
            Japan                            2,132       3,718       5,988
            Canada                           1,165       1,262       1,050
            Other                              194       1,670         798
                                            ------      ------      ------
                                           $ 9,767      15,174      16,193
                                            ------      ------      ------
                                            ------      ------      ------


(15) SUBSEQUENT EVENT (PER SHARE FIGURES NOT IN THOUSANDS)

     On January 5, 1998, the Board of Directors declared dividends totaling $2,000, consisting of $2,000 per share cash dividend on each share of common stock, payable to Group January 7, 1998 on all outstanding shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the directors and executive officers of the Company, Magcorp and Sabel:


               NAME                            AGE  POSITION
               Ira Leon Rennert. . . . . . . . .63  Chairman, Director, and Chief Executive
                                                    Officer of the Company
               Roger L. Fay. . . . . . . . . . .52  Vice President, Finance of the Company
               Michael H. Legge. . . . . . . . .51  President and Chief Executive Officer of
                                                    Magcorp
               Keith Sabel . . . . . . . . . . .47  Director, President and Chief Executive
                                                    Officer of Sabel
               Justin W. D'Atri. . . . . . . . .70  Director of Sabel
               Howard I. Kaplan. . . . . . . . .53  Vice President of Sales and Marketing of
                                                    Magcorp
               Ron L. Thayer . . . . . . . . . .38  Vice President of Operations of Magcorp
               Lee R. Brown. . . . . . . . . . .51  Vice President of Human Resources and Public
                                                    and Governmental Affairs of Magcorp
               Todd R. Ogaard. . . . . . . . . .42  Vice President of Finance and Administration
                                                    of Magcorp


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

  MICHAEL H. LEGGE was appointed President and Chief Executive Officer of Magcorp on January 1, 1993. He was previously Vice President of Operations at the Rowley facility and has served in several managerial and technical positions since joining NL Industries, Inc., a predecessor of Magcorp, in 1979.

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

  RON L. THAYER has served in his present position since January 1, 1993. He was previously Operations Superintendent at the Rowley facility and has served in several managerial and technical positions since joining AMAX Magnesium, a predecessor of Magcorp, in 1988. Prior to joining AMAX Magnesium, Mr. Thayer was with Williams Resources, a chemical company in Denver, Colorado.

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

ITEM 11.  EXECUTIVE COMPENSATION.


  The following table sets forth certain information concerning compensation of the named executive officers by the Company for services rendered to it in all capacities during fiscal 1997, 1996 and 1995:

SUMMARY COMPENSATION TABLE


                                                                                               Long-term
                                                                                                Compen-
                                                                                                sation
                    Name and                                  Annual Compensation (1)         -----------    All Other
                    Principal                                 ----------------------             LTIP          Compen-
                    Position                            Year        Salary          Bonus     Payouts (3)      sation
--------------------------------------------------      ----       --------       --------    -----------   ------------
Ira Leon Rennert (2)                                    1997       $      -       $      -    $         -   $  1,200,000 (2)
Chairman and Chief Executive Officer                    1996              -              -              -      1,200,000 (2)
                                                        1995              -              -              -      1,200,000 (2)

Michael H. Legge                                        1997        120,756        250,000        198,000         24,139 (4)
President and Chief Executive Officer of Magcorp        1996        120,756        275,000      2,668,490         17,850 (4)
                                                        1995        120,756        200,000              -         16,491 (4)

Keith Sabel                                             1997        131,915         50,000              -              - (5)
President and Chief Executive Officer of Sabel          1996        128,797        141,000              -          5,625 (5)
                                                        1995        124,061         21,000              -          8,050 (5)

Howard I. Kaplan                                        1997         94,723        100,000         66,000         22,026 (4)
Vice President of Sales and Marketing of Magcorp        1996         94,723        180,000        889,497         21,989 (4)
                                                        1995         94,723        100,000              -         18,678 (4)

Ron L.Thayer                                            1997         85,550        100,000         66,000          5,850 (4)
Vice President of Operations of Magcorp                 1996         85,550        130,000        889,497          5,700 (4)
                                                        1995         85,550        125,000              -          6,064 (4)


--------------------------------------------------

(1) Value of perquisites per individual did not exceed the lesser of $50,000 or 10 percent of total salary and bonus per named executive officer.

(2) Mr. Rennert receives no cash compensation directly from the Company. He is Chairman of the Board. All of the Company's issued and outstanding capital stock is owned by Group, which is 97.9 percent owned by Mr. Rennert and by trusts established by him for himself and members of his family (but of which he is not a trustee). Group receives a management fee from the Company pursuant to a management agreement. The amount shown includes the $1.2 million annual management fee paid by the Company to Group for each fiscal year. See "ITEM 13. Certain Relationships and Related Transactions."

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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Company had no compensation committee during fiscal 1997. The sole member of the Board of Directors was Ira Leon Rennert. The compensation for the executive officers is fixed by negotiations between such executive officers and Mr. Rennert acting on behalf of Group.

  During fiscal 1997, no executive officer of the Company served (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Company's board of directors, (b) as a director of another entity, one of whose executive officers served on the Company's board of directors or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Director of the Company.

EMPLOYMENT AGREEMENTS

  Mr. Legge is employed by Magcorp pursuant to an employment agreement effective as of January 1, 1993 which continues until December 31, 1998 and for additional one-year periods thereafter unless terminated by either party by written notice given 30 days prior to then current expiration date. Pursuant to such employment agreement, Mr. Legge will receive a base minimum annual salary of $120,000 and a bonus of at least $35,000 for each fiscal year in which Magcorp is profitable.

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

  Mr. Thayer is employed by Magcorp pursuant to an employment agreement effective as of January 1, 1993 which continues until December 31, 1998 and for additional one-year periods unless terminated by either party by written notice given 30 days prior to the then current expiration date. Pursuant to such employment agreement, Mr. Thayer will receive a base minimum annual salary of $85,500 and a bonus of at least $20,000 for each fiscal year in which Magcorp is profitable.

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

  Assuming all of the Company's executive officers had retired at October 31, 1997, an aggregate of $539,500 would have been payable to such executive officers pursuant to the NWAP Agreements.

  The NWAP Agreements also provide that, if while employed by Magcorp or Sabel, the respective company pays any cash dividend on its common stock, the respective company will make a cash payment to the applicable executive officer equal to the total amount of the cash dividend multiplied by their applicable fully vested participation percentage. In conjunction with the Company's dividends to Group, Magcorp's Board of Directors declared and paid to the Company dividends totaling $6.6 million in 1997 and $88.95 million in 1996. Accordingly, an aggregate of $462,000 in 1997 and $6.23 million in 1996 was paid to the five Magcorp executive officers who are covered by Magcorp's NWAP Agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of the outstanding equity securities of the Company as of January 26, 1998:



                                                            NAME AND ADDRESS OF   AMOUNT AND NATURE OF        PERCENT
                          TITLE OF CLASS                     BENEFICIAL OWNER     BENEFICIAL OWNERSHIP        OF CLASS
                          --------------                     ----------------     --------------------        --------
                10% preferred stock, $1,000 par value       (1)                   (1)                              (1)
                Common stock, no par value. . . . . . .     Group(2)              1,000 shares, Direct            100%


---------------------------------------------
(1) The preferred stock of the Company was redeemed in July 1996 in conjunction with the issuance of 11.5% Senior Notes described more fully in Note 5 to the Company's consolidated financial statements, appearing elsewhere herein.
(2) All of the Company's issued and outstanding capital stock is owned by Group, which is 97.9 percent owned by Mr. Rennert and by trusts established by him for himself and members of his family (but of which he is not a trustee). Mr. Rennert may be deemed to be the beneficial owner of the Company's capital stock. Roger L. Fay, Vice President, Finance of the Company, is Vice President, Finance and a minority stockholder of Group. Justin W. D'Atri, Secretary of the Company and the Subsidiaries, is Secretary and a director of Group and one of the trustees of the trusts mentioned in the preceding paragraph. No other executive officer of the Company or the Subsidiaries has any interest in Group. By virtue of Group's ownership of all the outstanding shares of capital stock of the Company, and Mr. Rennert's ownership of a majority of the capital stock of Group, Mr. Rennert is in a position to control actions that require the consent of a majority of the holders of the Company's outstanding shares of capital stock, including the election of the board of directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


   MANAGEMENT AGREEMENT

     Group provides management services to the Company under a management agreement (the "Management Agreement"). Such services include operational consulting, budget review, income tax consulting and contracting for insurance under master policies. Pursuant to the Management Agreement, Group provides such services to the Company for an annual management fee equal to $1.2 million. The Management Agreement expires on October 31, 2000. The Company paid management fees of $1.2 million to Group for each of the fiscal years in the three year period ended October 31, 1997.


   INSURANCE SHARING PROGRAM


     To obtain the advantages of volume, Group purchases certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company's insurance coverage obtained under the Group programs are property, business interruption, general, product and auto liability, casualty umbrella, fidelity, fiduciary and workers' compensation.
The premiums for fidelity, fiduciary, property, business interruption, auto liability and casualty umbrella are allocated by Group substantially as indicated in the underlying policies. General and product liability and workers' compensation coverages are loss sensitive programs with both fixed and variable premium components. The fixed premium component for this coverage is allocated to each insured Group subsidiary based on factors that include historical guaranteed cost premium, the overall growth of each subsidiary and an assessment of risk based on loss experience. The fixed component is subject to revision resulting from the insurance carrier's audit of actual premium factors. As claims (the variable component) are paid, each insured within the loss sensitive program is charged for its claims up to a maximum amount and subject to an overall maximum for all insured subsidiaries. Each insured Group subsidiary has been assigned an individual maximum cost based on historical guaranteed cost premiums. The overall and individual subsidiary maximums are subject to revision based on audit of actual premium factors. If an insured Group subsidiary reaches its individual maximum cost, the other insured subsidiaries are required to share proportionately in the excess cost of the subsidiary which has reached its individual maximum. In fiscal 1997, the Company incurred costs of approximately $1.1 million under the Group insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.

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

   TRANSACTIONS WITH SABEL FAMILY

     Sabel leases certain of its facilities from an affiliate of the Sabel family under a lease running to July 31, 2002, which may be extended for an additional term of five years. Total rent payments during fiscal year 1997 were $0.3 million.



                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     A.   Documents filed as part of this Form 10-K:

          1.  FINANCIAL STATEMENTS (included in Part II, ITEM 8):


                Independent Auditors' Report                                                                          17

                Consolidated Balance Sheets - October 31, 1997 and 1996                                               18

                Consolidated Statements of Income - Years ended October 31, 1997, 1996, and 1995                      19

                Consolidated Statements of Stockholder's Equity (Deficit) - Years ended October 31, 1997, 1996,
                    and 1995                                                                                          20

                Consolidated Statements of Cash Flows - Years ended October 31, 1997, 1996, and 1995                  21

                Notes to Consolidated Financial Statements                                                            23

          2.  FINANCIAL STATEMENT SCHEDULES  (included in Part IV):

                Schedule II              Valuation and Qualifying Accounts                                            45
          Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

          3.  EXHIBITS


               EXHIBIT
               NO.                                          IDENTIFICATION OF EXHIBITS
               ---                                          --------------------------
               3.1       ----   Certificate of Incorporation of Renco Metals, Inc.                                             (1)

               3.2       ----   Certificate of Incorporation of Magnesium Corporation of America                               (1)

               3.3       ----   Certificate of Incorporation of Sabel Industries, Inc.                                         (1)

               3.4       ----   By-laws of Renco Metals, Inc.                                                                  (1)

               3.5       ----   By-laws of Magnesium Corporation of America                                                    (1)

               3.6       ----   By-laws of Sabel Industries, Inc.                                                              (1)

               4.1       ----   Indenture dated as of July 1, 1996 among Renco Metals, Inc., Issuer, Magnesium                 (6)
                                Corporation of America and Sabel Industries, Inc., Guarantors, and Fleet National Bank,
                                Trustee, relating to 11-1/2% Senior Notes Due 2003 (with form of Note and form of guarantee annexed)

               4.4       ----   Indenture dated as of August 1, 1993 among Renco Metals, Inc., Issuer, Magnesium               (1)
                                Corporation of America and Sabel Industries, Inc., Guarantors, and Shawmut Bank
                                Connecticut National Association (a/k/a Fleet National Bank), Trustee, relating to
                                12% Senior Notes Due 2000 (with form of Note annexed)

               4.5       ----   First Supplemental Indenture dated as of July 1, 1996 supplementing Indenture dated as of      (7)
                                August 1, 1993 among Renco Metals, Inc., as Issuer, Magnesium Corporation of America
                                and Sabel Industries, Inc., as Guarantors, and Fleet National Bank, as Trustee, relating to
                                12% Senior Notes Due 2000

               10.1      ----   Employment Agreements between Magnesium Corporation of America and:
                                a) Michael H. Legge, dated September 24, 1992 effective January 1, 1993                        (1)
                                b) Ron L. Thayer effective June 1, 1994                                                        (2)
                                c) Howard I. Kaplan dated June 10, 1994                                                        (2)
                                d) Lee R. Brown, dated September 1, 1989                                                       (1)
                                e) Todd R. Ogaard, dated December 1, 1994                                                      (2)

               10.2      ----   Net Worth Appreciation Agreements between Magnesium Corporation of America and:
                                a) Michael H. Legge, dated September 24, 1992                                                  (1)
                                b) Ron L. Thayer, dated September 24, 1992                                                     (1)
                                c) Lee R. Brown, dated July 30, 1993                                                           (1)
                                d) Howard I. Kaplan, dated June 10, 1994                                                       (2)
                                e) Todd R. Ogaard, dated May 19, 1995                                                          (3)

               10.3      ----   Amendments to Net Worth Appreciation Agreements between Magnesium Corporation of America and:
                                a) Michael H. Legge                                                                            (8)
                                b) Ron L. Thayer                                                                               (8)
                                c) Lee R. Brown                                                                                (8)
                                d) Todd R. Ogaard                                                                              (8)
                                e) Howard I. Kaplan                                                                            (8)

               10.4      ----   Management Consultant Agreement dated August 4, 1993 between The Renco Group, Inc.             (1)
                                and Renco Metals, Inc.

               10.5      ----   Amendment No. 1 to Management Consultant Agreement dated May 17, 1996 between The              (5)
                                Renco Group, Inc. and Renco Metals, Inc.

               10.6      ----   Amended and Restated Loan and Security Agreement between Congress Financial                    (1)
                                Corporation and Magnesium Corporation of America dated August 4, 1993

               10.7      ----   Amendment No. 1 dated January 31, 1996 to Amended and Restated Loan and Security               (4)
                                Agreement dated as of August 4, 1993, between Congress Financial Corporation and
                                Magnesium Corporation of America, extending the term thereof to August 4, 1998

               10.8      ----   Amendment No. 2 dated July 3, 1996 to Amended and Restated Loan and Security                   (8)
                                Agreement dated as of August 4, 1993, between Congress Financial Corporation and Magnesium Corporation of America

               10.8.1    ----   Amendment No. 3 dated August 28, 1997 to Amended and Restated Loan and Security                (9)
                                Agreement dated as of August 4, 1993, between Congress Financial Corporation and Magnesium Corporation of America

               10.9      ----   Loan and Security Agreement between Congress Financial Corporation and Sabel                   (1)
                                Industries, Inc. dated August 4, 1993

               10.10     ----   Amendment No. 1 dated January 31, 1996 to Loan and Security Agreement dated as of              (4)
                                August 4, 1993, between Congress Financial Corporation and Sabel Industries, Inc.,
                                extending the term thereof to August 4, 1998

               10.11     ----   Amendment No. 2 dated July 3, 1996 to Loan and Security Agreement dated as of August 4,        (8)
                                1993, between Congress Financial Corporation and Sabel Industries, Inc.

               10.11.1   ----   Amendment No. 3 dated August 28, 1997 to Loan and Security Agreement dated as of August 4,     (9)
                                1993, between Congress Financial Corporation and Sabel Industries, Inc.


            EXHIBIT NO.                                    IDENTIFICATION OF EXHIBITS
            -----------                                    --------------------------
               10.12     ----   Agreement dated July 31, 1969 between the State of Utah, acting by and through the             (1)
                                State Land Board, and National Lead Company, as amended by Addendum dated March 7,
                                1970, Second Addendum dated March 7, 1972 and Assignment to Amax Magnesium
                                Corporation dated October 31, 1980 (ML 18779)
               10.13     ----   Special Use Lease Agreement 711 dated July 14, 1987 between the State of Utah,                 (1)
                                Division of State Lands and Forestry and Amax Magnesium Corporation

               10.14     ----   Amended Rights of Way No. U-54897, dated June 21, 1993 issued by the United States             (1)
                                Department of the Interior Bureau of Land Management, Salt Lake District Office to
                                Magnesium Corporation of America

               10.15     ----   Lease dated May 13, 1991 between Sabel Industries, Inc. as tenant and Janis Sabel,             (1)
                                the Estate of Mark Sabel, Marcelle Sabel Moers a/k/a Marcel Sabel Moers, Dorothy
                                Anne Bell and Lee Altheimer as successors to the Estate of Dorothy Altheimer with respect to premises known as Theodore Highway 90, County of Mobile, Alabama

               10.16     ----   Lease dated July 1, 1977 between Dewey Emfinger and his wife, Bea Emfinger, to                 (1)
                                Sabel Steel Service Incorporated with respect to premises known at 599 Ross Clark
                                Circle, Dothan, Alabama and the sublease thereof to Sabel Industries, Inc. then known as Ren Alabama Inc. dated July 30, 1987

               10.17     ----   Lease dated July 30, 1987 between Mark Sabel, Janis Sabel, Marcel Moers and Dorothy            (1)
                                Altheimer, owner of an undivided 50% interest and Ted Cohen, owner of an undivided
                                50% interest, all as tenants in common, to Sabel Industries, Inc. (name subsequently changed to JiMark Investment Company, Inc.) with respect to premises known as 2811 Day Street, Montgomery, Alabama and the sublease thereof to Sabel
                                Industries, Inc., then known as Ren Alabama Inc., dated July 30, 1987. Note: Sabel
                                Industries, Inc. subsequently purchased the undivided 50% interest of Mr. Cohen

               10.18     ----   Master Lease Indenture dated July 30, 1987 between Sabel Land Company, a tenancy in            (1)
                                common, comprised of Mark Sabel, Janis Sabel, Marcel Moers and Dorothy Altheimer
                                and Sabel Industries, Inc. then known as Ren Alabama Inc. covering premises known as Railroad Street, West Lafayette Street, East Lafayette Street, 749 North Court
                                Street and 589 North Court Street, all in Montgomery, Alabama (other premises covered by this original lease are no longer used by Sabel Industries, Inc.)

               10.19     ----   Brine Supply Agreement dated August 3, 1993 between AZKO Salt Inc. and Magnesium               (1)
                                Corporation of America

               10.20     ----   Net Worth Appreciation Agreements between Sabel Industries, Inc. and:
                                a) Keith Sabel, dated January 24, 1994                                                         (2)
                                b) Phillip Brown, dated January 24, 1994                                                       (2)

               10.21     ----   Waiver of Additional Fees through October 31, 1995 dated January 11, 1996 between              (3)
                                The Renco Group, Inc. and Renco Metals, Inc.

               21.1      ----   Subsidiaries of Renco Metals, Inc.                                                             (1)

                27       ----   Financial Data Schedule                                                                        (9)


            --------------------------------------------------------------
            (1) Previously filed and incorporated herein by reference from the Registrants' Registration Statement on Form S-4 (file no. 33-68230) as declared effective by the Securities and Exchange Commission on December 3, 1993.

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

            (8) Previously filed and incorporated herein by reference from Renco Metals, Inc.'s Form 10-K for the fiscal year ended October 31, 1996 (Files No. 33-68230 and 333-4513).

            (9)     Filed herewith electronically.


B. No reports on Form 8-K were issued subsequent to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997.

                                                                     SCHEDULE II

                        RENCO METALS, INC. AND SUBSIDIARIES

                         Valuation and Qualifying Accounts

                    Years ended October 31, 1997, 1996, and 1995

                               (dollars in thousands)




                                                   Balance       Additions    Deductions -
                                                  at begin-      charged to    write-offs        Balance
                                                   ning of       costs and      against         at end of
                                                    year          expenses     allowance          year
                                                  ----------     ----------   ------------      ---------
Year ended October 31, 1997:
  Applied against asset accounts:
     Allowance for doubtful accounts                  $  514            163           (163)           514
     Allowance for inventory obsolescence                442              -              -            442
Year ended October 31, 1996:
  Applied against asset accounts:
     Allowance for doubtful accounts                  $  514            152           (152)           514
     Allowance for inventory obsolescence                564              -           (122)           442
Year ended October 31, 1995:
  Applied against asset accounts:
     Allowance for doubtful accounts                  $  491            188           (165)           514
     Allowance for inventory obsolescence                678              -           (114)           564

                                S I G N A T U R E S


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        RENCO METALS, INC.
                                        (Registrant)



Date:     January 26, 1998              By        /s/  Ira Leon Rennert
---------------------------------         -------------------------------------
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





Date:     January 26, 1998                        /s/  Ira Leon Rennert
---------------------------------       ---------------------------------------
                                                  Ira Leon Rennert
                                                  Chairman of the Board, sole
                                                  Director, and Chief Executive
                                                  Officer (Principal Executive
                                                  Officer)



Date:     January 26, 1998                        /s/  Roger L. Fay
---------------------------------       ---------------------------------------
                                                  Roger L. Fay
                                                  Vice President, Finance
                                                  (Principal Financial and
                                                  Accounting Officer)






       SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
              TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

  No annual report to security holders covering the registrant's last fiscal year and no proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been nor will be sent to security holders.