Form 10-Q
period 1998-01-31
RENCO METALS INC
filed 1998-03-13
CIK 911566

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


                                  FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JANUARY 31, 1998

                                          or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _____________

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

                                                          [X]  YES       [ ]  NO



Number of shares outstanding of each of the registrant's classes of common stock, as of March 13, 1998:

COMMON STOCK, NO PAR VALUE                                          1,000 SHARES

                                   FORM 10-Q

                               RENCO METALS, INC.

                         QUARTER ENDED JANUARY 31, 1998


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
TABLE OF CONTENTS                                                            2

PART I - FINANCIAL INFORMATION

   ITEM 1 -  FINANCIAL  STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS - JANUARY 31, 1998 AND
        OCTOBER 31, 1997                                                     3

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS
        ENDED JANUARY 31, 1998 AND 1997                                      4

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE MONTHS
        ENDED JANUARY 31, 1998 AND 1997                                      5

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             6

   ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS                                                7

PART II - OTHER INFORMATION

   ITEM 5    OTHER INFORMATION                                               9

   ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                                9

SIGNATURES                                                                  10

                      RENCO METALS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      January 31,    October 31,
                                                                         1998           1997
                           Assets                                     (Unaudited)     (Audited)
                           ------                                     -----------    -----------
Current assets:
     Cash and cash equivalents                                         $  22,852     $  26,607
     Accounts receivable, less allowance for doubtful accounts of
          $551 in 1998 and $514 in 1997                                   24,695        27,480
     Inventories, net (note 2)                                            27,832        24,744
     Prepaid expenses and other current assets                             2,887         3,209
                                                                       ---------     ---------
               Total current assets                                       78,266        82,040
                                                                       ---------     ---------
Property, plant, and equipment, net                                       36,922        37,715
Other assets, net                                                          6,395         6,632
                                                                       ---------     ---------
                                                                       $ 121,583     $ 126,387
                                                                       ---------     ---------
                                                                       ---------     ---------
           Liabilities and Stockholder's Deficit
           -------------------------------------
Current liabilities:
     Accounts payable                                                  $   6,788     $   8,262
     Accrued expenses                                                     12,682        19,451
     Other current liabilities                                             1,474           248
                                                                       ---------     ---------
               Total current liabilities                                  20,944        27,961
                                                                       ---------     ---------
Long-term debt                                                           156,064       155,165
Other liabilities                                                         12,164        12,127
                                                                       ---------     ---------
               Total liabilities                                         189,172       195,253
                                                                       ---------     ---------
Stockholder's deficit:
     Common stock, no par value.  Authorized, issued, and
          outstanding 1,000 shares                                             1             1
     Additional paid-in capital                                              500           500
     Accumulated deficit                                                 (68,090)      (69,367)
                                                                       ---------     ---------
               Total stockholder's deficit                               (67,589)      (68,866)
                                                                       ---------     ---------
Commitments and contingencies
                                                                       ---------     ---------
                                                                       $ 121,583     $ 126,387
                                                                       ---------     ---------
                                                                       ---------     ---------

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                             Three months
                                                                           Ended January 31,
                                                                        ----------------------
                                                                          1998          1997
                                                                        --------      --------
Sales                                                                   $ 47,419      $ 45,786
Costs and expenses:
     Cost of sales                                                        30,934        27,300
     Depreciation, depletion, and amortization                             2,276         1,967
     Selling, general, and administrative expenses                         5,166         5,941
                                                                        --------      --------
               Total costs and expenses                                   38,376        35,208
                                                                        --------      --------
                    Income from operations                                 9,043        10,578
Other income (expense):
     Interest income                                                         316           246
     Interest expense                                                     (4,720)       (4,597)
                                                                        --------      --------
               Total other income (expense)                               (4,404)       (4,351)
                                                                        --------      --------
                    Income before income taxes                             4,639         6,227
Provision for income taxes                                                 1,362         2,351
                                                                        --------      --------
                         Net income                                     $  3,277      $  3,876
                                                                        --------      --------
                                                                        --------      --------


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                      RENCO METALS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                              Three months
                                                                            Ended January 31,
                                                                        ------------------------
                                                                            1998          1997
                                                                        --------       ---------
Net cash used in operating activities                                   $ (1,172)      $ (3,108)
                                                                        --------       --------
Cash flows from investing activities -
     Capital expenditures, net                                            (1,483)        (1,171)
                                                                        --------       --------
               Net cash used in investing activities                      (1,483)        (1,171)
                                                                        --------       --------
Cash flows from financing activities:
     Net borrowings (repayments) under revolving credit agreements           905            961
     Repayment of long-term debt                                              (5)            (4)
     Dividends                                                            (2,000)             -
                                                                        --------       --------
               Net cash provided by (used in) financing activities        (1,100)           957
                                                                        --------       --------
Decrease in cash and cash equivalents                                     (3,755)        (3,322)
Cash and cash equivalents, beginning of period                            26,607         20,779
                                                                        --------       --------
Cash and cash equivalents, end of period                                $ 22,852       $ 17,457
                                                                        --------       --------
                                                                        --------       --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for interest                           $  8,830       $  8,706
     Cash paid during the period for income taxes                       $     12       $     71




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

                SUMMARIZED COMBINED GUARANTOR FINANCIAL INFORMATION

                                                                             Three months
                                                                           Ended January 31,
                                                                              (Unaudited)
                                                                      -------------------------
                                                                          1998           1997
                                                                      ------------  -----------
                                                                        (dollars in thousands)
Statement of operations data:
     Net sales                                                         $  47,420     $  45,786
     Cost of sales                                                     $  30,934     $  27,300
     Income before extraordinary item                                  $   3,276     $   3,879
     Net income                                                        $   3,276     $   3,879


                                                                       January 31,    October 31,
                                                                          1998           1997
                                                                      (Unaudited)     (Audited)
                                                                      -------------  ------------
                                                                         (dollars in thousands)
Balance sheet data:
     Current assets                                                    $  75,291     $  78,793
     Noncurrent assets                                                 $  43,317     $  44,347
     Current liabilities                                               $  18,604     $  21,336
     Noncurrent liabilities                                            $  16,728     $  15,792




(2)  INVENTORIES

     Inventories consist of the following:

                                                                        January 31,    October 31,
                                                                           1998           1997
                                                                        (Unaudited)    (Audited)
                                                                      --------------  ------------
                                                                          (dollars in thousands)

     Finished goods                                                    $  19,802     $  16,264
     Brine in ponds                                                        1,262         1,400
     Spare parts and supplies                                              7,397         7,683
     Raw materials and work-in-process                                       734           760
                                                                      --------------  ------------
                                                                          29,195        26,107
     Less LIFO reserve                                                     1,363         1,363
                                                                      --------------  ------------
                                                                       $  27,832     $  24,744
                                                                      --------------  ------------
                                                                      --------------  ------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

SALES for the three month period ended January 31, 1998 increased 3.6 percent over the prior period. The increase was attributable to a 2.0 percent increase in Magcorp's revenues and a 9.3 percent increase in Sabel's revenues. Magnesium shipments increased 6.2 percent while Magcorp's average selling price for magnesium decreased 6.4 percent. Magnesium volumes improved due to stronger demand across most market segments. According to International Magnesium Association statistics, calendar 1997 shipments by western and non-western producers represented a 10.5 percent and 21 percent increase over 1996 levels, respectively, demonstrating both the increase in overall demand for magnesium and the increased presence of non-western producers in the markets. Import competition from primarily Chinese and Russian producers continues to put pressure on magnesium prices. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no certainty that current trends will not continue. Sabel's sales increase was primarily due to the opening of a new steel service center in Newnan, Georgia.

COST OF SALES for the three month period ended January 31, 1998 increased 13.3 percent on a consolidated basis. Magcorp's cost of sales increased 14.2 percent due in large part to increases in certain energy costs and due to increased volume noted above when compared to the corresponding period in 1997. Magcorp's cost of sales is highly sensitive to acquired energy costs and levels of production. The 10.7 percent cost of sales increase at Sabel is attributable to the new steel service center mentioned above.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the three month period ended January 31, 1998 increased due to increased depreciation of plant and equipment as the result of recent capital equipment additions.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the three month period ended January 31, 1998 decreased primarily due to decreased development costs, offset by increases in certain legal and selling costs when compared to the corresponding period in 1997. Development costs were $1.3 million higher in 1997 due to magnesium process enhancement piloting at Magcorp.

INTEREST INCOME for the three month period ended January 31, 1998 increased $70,000 due to cash and cash equivalent balances on hand that increased to a month-end average of $26.8 million in the current period from a month-end average of $20.4 million in the corresponding prior period.

INTEREST EXPENSE for the three month period ended January 31, 1998 was higher than that of the corresponding prior period due to higher revolving credit borrowings at Sabel in 1998 and a shorter initial semiannual interest period in 1997 on the Senior Notes issued July 3, 1996.

INCOME TAXES are estimated at statutory rates, including estimates of available credits, for both periods presented.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital investments, and interest payment obligations. The Company's primary available source of liquidity is from cash provided by operating activities. The Company's liquidity was reduced and its debt service requirements increased as a result of the issuance of the 11.5% Senior Notes in July 1996, which increased long-term debt by $76.5 million. The Company's liquidity has also been reduced by average selling prices for magnesium that are down from 1997 levels, reducing gross profit, net income, and cash provided by operating activities. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will not continue.

The Company also has available $40.0 million in revolving credit facilities that provide for advances by the lender based on specified percentages of eligible accounts receivable and inventories to a maximum of $33.0 million for Magcorp and $7.0 million for Sabel, net of outstanding letters of credit. As of January 31, 1998, the unused amounts available to Magcorp and Sabel were approximately $24.3 million and $2.9 million, respectively. During the three month period ended January 31, 1998, Sabel had net borrowings of $905,000 under its revolving credit facility to fund working capital requirements. Magcorp has not borrowed cash under its revolving credit facility since November 1994.

Cash used in operating activities was $1.2 million for three month period ended January 31, 1998 compared to $3.1 million for the corresponding 1997 period. The improvement in operating cash flow in the 1998 period compared to the 1997 period resulted from changes in primarily accounts receivable, inventories, and accounts payable, offset by a decrease in net income.

Capital expenditures were $1.48 million during the three month period ended January 31, 1998. Capital expenditures are budgeted at approximately
$14 million for 1998, $24 million for 1999, and $17 million for 2000. An estimated $40 million of estimated capital expenditures for 1998, 1999, and 2000 is related to new electrolytic cell technology that is expected to improve manufacturing efficiencies and improve environmental compliance. Assuming the successful completion of prototype work by the end of fiscal year 1998 or early in fiscal year 1999, the conversion of the remaining cells is expected to be completed over a period of approximately two years. As a result, the associated cost reductions and related manufacturing efficiencies are not expected to be realized in the Company's operating results until the end of fiscal year 2000 or early in fiscal year 2001.

During the three month period ended January 31, 1998, dividends totaling
$2.0 million were paid on all outstanding shares of common stock to the Company's sole stockholder, Group. The declaration and payment of dividends by the Company are restricted by the Company's long-term debt agreements, which generally allow dividends on a cumulative basis up to 50 percent of consolidated net income earned since the issuance of the 11.5% Senior Notes. Based on profitability and after taking into account the Company's prospects and liquidity needs, the Company plans to pay quarterly dividends to the extent allowed by the Company's long-term debt agreements. Management anticipates that existing cash balances and cash generated from operations and available revolving credit facilities will be sufficient to finance the Company's liquidity needs for the foreseeable future.

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

(a)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RENCO METALS, INC.
                                            (Registrant)






     March 13, 1998                          /s/    Ira Leon Rennert
--------------------------                  ---------------------------
Date                                         Ira Leon Rennert
                                             Chairman of the Board and
                                             Principal Executive Officer






     March 13, 1998                          /s/    Roger L. Fay
--------------------------                  ---------------------------
Date                                         Roger L. Fay
                                             Vice President - Finance
                                             Principal Financial and
                                             Accounting Officer