Form 10-Q
period 1998-04-30
RENCO METALS INC
filed 1998-06-08
CIK 911566

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549


                                      FORM 10-Q


(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended APRIL 30, 1998
                                       or

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


Number of shares outstanding of each of the registrant's classes of common stock, as of June 5, 1998:
COMMON STOCK, NO PAR VALUE                                        1,000 SHARES

                                      FORM 10-Q

                                  RENCO METALS, INC.

                             QUARTER ENDED APRIL 30, 1998



                                  TABLE OF CONTENTS
                                  -----------------


                                                                       PAGE NO.
                                                                       --------
 TABLE OF CONTENTS                                                         2

 PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL  STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS - APRIL 30, 1998 AND
        OCTOBER 31, 1997                                                   3

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME - SIX MONTHS AND
        THREE MONTHS ENDED APRIL 30, 1998 AND 1997                         4

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX MONTHS
        ENDED APRIL 30, 1998 AND 1997                                      5

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                            8

 PART II - OTHER INFORMATION

   ITEM 5   OTHER INFORMATION                                             10

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              10

 SIGNATURES                                                               11



                                                RENCO METALS, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                  APRIL 30,            October 31,
                                                                                                    1998                 1997
                                            ASSETS                                               (UNAUDITED)           (Audited)
                                                                                                 -----------          -----------
Current assets:
       Cash and cash equivalents                                                                  $   27,455           $   26,607
       Accounts receivable, less allowance for doubtful accounts of
          $589 in 1998 and $514 in 1997                                                               24,614               27,480
      Inventories, net (note 2)                                                                       33,408               24,744
      Prepaid expenses and other current assets                                                        2,461                3,209
                                                                                                  ----------           ----------
                    Total current assets                                                              87,938               82,040
                                                                                                  ----------           ----------
Property, plant, and equipment, net                                                                   35,041               37,715
Other assets, net                                                                                      6,109                6,632
                                                                                                  ----------           ----------
                                                                                                  $  129,088           $  126,387
                                                                                                  ----------           ----------
                                                                                                  ----------           ----------

                             LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
       Accounts payable                                                                           $    6,855           $    8,262
       Accrued expenses                                                                               17,663               19,451
       Other current liabilities                                                                         358                  248
                                                                                                  ----------           ----------
                    Total current liabilities                                                         24,876               27,961
                                                                                                  ----------           ----------
Long-term debt                                                                                       156,906              155,165
Other liabilities                                                                                     11,781               12,127
                                                                                                  ----------           ----------
                    Total liabilities                                                                193,563              195,253
                                                                                                  ----------           ----------
Stockholder's deficit:
      Common stock, no par value.  Authorized, issued, and outstanding 1,000 shares                        1                    1
      Additional paid-in capital                                                                         500                  500
      Accumulated deficit                                                                            (64,976)             (69,367)
                                                                                                  ----------           ----------
                    Total stockholder's deficit                                                      (64,475)             (68,866)
                                                                                                  ----------           ----------

Commitments and contingencies                                                                     ----------           ----------
                                                                                                  $  129,088           $  126,387
                                                                                                  ----------           ----------
                                                                                                  ----------           ----------



The accompanying notes are an integral part of these condensed consolidated financial statements.



                                                RENCO METALS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                            (UNAUDITED)
                                                       (DOLLARS IN THOUSANDS)


                                                                            SIX MONTHS                         THREE MONTHS
                                                                          ENDED APRIL 30,                    ENDED APRIL 30,
                                                                    --------------------------          --------------------------
                                                                      1998             1997                1998            1997
                                                                    ---------        ---------          ---------        ---------
Sales                                                               $  94,964        $  94,601          $  47,545        $  48,815
Costs and expenses:
     Cost of sales                                                     60,540           59,740             29,606           32,440
     Depreciation, depletion, and amortization                          4,406            3,923              2,130            1,956
     Selling, general, and administrative expenses                     12,042           11,167              6,876            5,226
                                                                    ---------        ---------          ---------        ---------
                Total costs and expenses                               76,988           74,830             38,612           39,622
                                                                    ---------        ---------          ---------        ---------
                    Income from operations                             17,976           19,771              8,933            9,193
Other income (expense):
     Interest income                                                      585              518                269              272
     Interest expense                                                  (9,450)          (9,293)            (4,730)          (4,696)
                                                                    ---------        ---------          ---------        ---------
                Total other income (expense)                           (8,865)          (8,775)            (4,461)          (4,424)

                    Income before income taxes                          9,111           10,996              4,472            4,769
Provision for income taxes                                              2,720            4,165              1,358            1,814
                                                                    ---------        ---------          ---------        ---------
                          Net income                                $   6,391        $   6,831          $   3,114        $   2,955
                                                                    ---------        ---------          ---------        ---------
                                                                    ---------        ---------          ---------        ---------



The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                RENCO METALS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)
                                                       (DOLLARS IN THOUSANDS)


                                                                                         SIX MONTHS
                                                                                        ENDED APRIL 30,
                                                                                  ---------------------------
                                                                                    1998              1997
                                                                                  --------          --------
Net cash provided by operating activities                                         $  2,875          $  8,729
                                                                                  --------          --------
Cash flows from investing activities -
      Capital expenditures, net                                                     (1,769)           (2,091)
                                                                                  --------          --------
                    Net cash used in investing activities                           (1,769)           (2,091)
                                                                                  --------          --------
Cash flows from financing activities:
      Net borrowings (repayments) under revolving credit agreements                  1,752               939
      Repayment of long-term debt                                                      (10)               (9)
      Dividends                                                                     (2,000)                -
                                                                                  --------          --------
                    Net cash provided by (used in) financing activities               (258)              930
                                                                                  --------          --------
Decrease in cash and cash equivalents                                                  848             7,568
Cash and cash equivalents, beginning of period                                      26,607            20,779
                                                                                  --------          --------
Cash and cash equivalents, end of period                                          $ 27,455          $ 28,347
                                                                                  --------          --------
                                                                                  --------          --------


Supplemental Disclosures of Cash Flow Information
      Cash paid during the period for interest                                    $  8,956          $  8,799
      Cash paid during the period for income taxes                                $  3,016          $  2,146



The accompanying notes are an integral part of these condensed consolidated financial statements.

                         RENCO METALS, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

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


                                        SUMMARIZED COMBINED GUARANTOR FINANCIAL INFORMATION
                                        ---------------------------------------------------

                                                                  Six months                               Three months
                                                               Ended April 30,                            Ended April 30,
                                                                 (Unaudited)                                (Unaudited)
                                                         ---------------------------                ----------------------------
                                                           1998               1997                    1998                1997
                                                         --------           --------                --------            --------
                                                            (dollars in thousands)                    (dollars in thousands)
Statement of operations data:
       Net sales                                         $ 94,964           $ 94,601                $ 47,545            $ 48,815
       Cost of sales                                     $ 60,540           $ 59,740                $ 29,606            $ 32,440
       Net income                                        $  6,379           $  6,824                $  3,103            $  2,945


                                                                                                    APRIL 30,          October 31,
                                                                                                      1998                1997
                                                                                                  (UNAUDITED)           (Audited)
                                                                                                  -----------          -----------
                                                                                                      (dollars in thousands)
Balance sheet data:
       Current assets                                                                               $ 84,601            $ 78,793
       Noncurrent assets                                                                            $ 41,150            $ 44,347
       Current liabilities                                                                          $ 18,173            $ 21,336
       Noncurrent liabilities                                                                       $ 17,187            $ 15,792


(2)  INVENTORIES

     Inventories consist of the following:


                                                  APRIL 30,         October 31,
                                                    1998               1997
                                                (UNAUDITED)         (Audited)
                                                -----------        -----------
                                                    (dollars in thousands)
          Finished goods                         $   24,225         $   16,264
          Brine in ponds                              1,288              1,400
          Spare parts and supplies                    8,001              7,683
          Raw materials and work-in-process             657                760
                                                 ----------         ----------
                                                     34,171             26,107
          Less LIFO reserve                             763              1,363
                                                 ----------         ----------
                                                 $   33,408         $   24,744
                                                 ----------         ----------
                                                 ----------         ----------

(3)  ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES

     The Company is and will continue to be subject to numerous federal and state environmental laws and regulations governing, among other things, air emissions, waste water discharge and solid and hazardous waste disposal. The Company believes that it has made and intends to continue to make the necessary expenditures for compliance with environmental laws and regulations. Environmental laws and regulations have changed rapidly in recent years, and the Company may be subject to more stringent environmental laws and regulations in the future. The Company cannot currently assess the impact of more stringent standards on its results of operations or financial condition.

     Magcorp's most significant long-term environmental issue is compliance with the Clean Air Act. Title III of the Clean Air Act will establish, on a published schedule, new emission standards for previously unregulated air toxins. These national emission standards for hazardous air pollutants ("NESHAPS") will be technology based and will be designed to achieve the maximum control as determined by a comparison of installations at similar facilities in specific industry categories. Representatives from the Environmental Protection Agency have visited Magcorp's facility in preparation for the process of establishing NESHAPS for control of chlorine and hydrogen chloride emissions.

     It is expected that Magcorp will be required to make substantial reductions in chlorine and hydrogen chloride emissions to meet NESHAPS for primary magnesium refineries that will be promulgated in November 2000, with a typical three to five year timetable for compliance to follow. In response to the anticipated regulations imposed under amendments to the Clean Air Act, Magcorp has embarked on a program to acquire new electrolytic cell technology that will reduce chlorine emissions at the source. The new cells are also expected to significantly reduce costs since they have much higher throughput and are more energy efficient. Assuming the successful completion of prototype work by the end of fiscal year 1998 or early in fiscal year 1999, the conversion of the remaining cells is expected to be completed over a period of approximately two years. With respect to hydrogen chloride, Magcorp has installed scrubbers to reduce emissions that are considered to use maximum available control technology on the pertinent sources of emissions. Magcorp plans to spend a minimum of $40 million of its capital budget, including the capital required for the prototype cell, for fiscal years 1998, 1999, and 2000, directly or indirectly to meet environmental regulatory requirements, primarily for NESHAPS, and for anticipated other future requirements. There can be no assurance that Magcorp's cell conversion program will be successful, and to the extent it is not successful, it could have a material adverse effect on the Company's financial condition and results of operations.

     Representatives of the Utah State Division of Environmental Quality Division of Solid and Hazardous Waste have visited Magcorp regarding the issue of whether piles of material generated in the electrolytic process, which cover an extensive land area at Magcorp's Rowley facility, can be classified as a hazardous or solid waste, and if so classified, what measures might be required to investigate and address these piles. No similar material has been classified by the State. The State and the Company agreed that the piles are not hazardous and no remediation or action by the Company was necessary. If the nature of these wastes changes, they could become subject to State regulation, and corrective action could be required. The costs of such compliance, if any, could be material; however, such costs cannot be assessed at this time.

     In addition to the above matters, the Company is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its operations.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997

SALES for the six month period ended April 30, 1998 increased 0.4 percent over the prior period. The increase was attributable to an 11.1 percent increase in Sabel's revenues, offset by a 2.8 percent decrease in Magcorp's revenues. Magnesium shipments decreased 1.9 percent and Magcorp's average selling price for magnesium decreased 2.9 percent compared to the corresponding period in 1997. Foreign import competition is putting pressure on magnesium volumes and pricing, particularly in the steel desulfurization segment of the magnesium business. Magnesium pricing and volume are dependent on overall market supply and demand, and there is no certainty that current trends will not continue. Sabel's sales increase was primarily due to the opening of a new steel service center in Newnan, Georgia in November 1997.

COST OF SALES for the six month period ended April 30, 1998 increased 1.3 percent on a consolidated basis. Sabel's cost of sales increased 11.9 percent and Magcorp's decreased 2.2 percent, which values are consistent with changes in sales volumes discussed above.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the six month period ended April 30, 1998 increased due to increased depreciation of plant and equipment as the result of recent capital equipment additions.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the six month period ended April 30, 1998 increased due in large part to increased costs associated with the new steel service center at Sabel and increased computer software consulting costs at Magcorp, offset by decreased development costs when compared to the corresponding period in 1997.

INTEREST INCOME for the six month period ended April 30, 1998 increased $67,000 due to cash and cash equivalent balances on hand that increased to a month-end average of $26.2 million in the current period from a month-end average of $21.8 million in the corresponding prior period.

INTEREST EXPENSE for the six month period ended April 30, 1998 was higher than that of the corresponding prior period due primarily to higher revolving credit borrowings at Sabel in 1998.

INCOME TAXES are estimated at statutory rates, including estimates of available credits, for both periods presented.


RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997

SALES for the three month period ended April 30, 1998 decreased 2.6 percent over the prior period. The decrease was attributable to a 7.5 percent decrease in Magcorp's revenues offset by a 12.6 percent increase in Sabel's revenues. Magnesium shipments decreased 9.3 percent and Magcorp's average selling price for magnesium decreased 0.7 percent. Foreign import competition is putting pressure on magnesium volumes and pricing, particularly in the steel desulfurization segment of the magnesium business. Magnesium pricing and volume are dependent on overall market supply and demand, and there is no certainty that current trends will not continue.

Sabel's sales increase was primarily due to the opening of a new steel service center in Newnan, Georgia in November 1997.

COST OF SALES for the three month period ended April 30, 1998 decreased 8.7 percent on a consolidated basis. Magcorp's cost of sales decreased 16.1 percent, offset by an increase of 12.8 percent at Sabel. Cost of sales trends are consistent with changes in sales volumes discussed above.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the three month period ended April 30, 1998 increased due to increased depreciation of plant and equipment as the result of recent capital equipment additions.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the three month period ended April 30, 1998 increased due in large part to increased costs associated with the new steel service center at Sabel, together with increased computer software consulting costs and magnesium process enhancement piloting costs at Magcorp.

INTEREST EXPENSE for the three month period ended April 30, 1998 was higher than that of the corresponding prior period due to higher revolving credit borrowings at Sabel in 1998.

INCOME TAXES are estimated at statutory rates, including estimates of available credits, for both periods presented.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital investments, and interest payment obligations. The Company's primary available source of liquidity is from cash provided by operating activities. The Company's liquidity was reduced and its debt service requirements increased as a result of the issuance of the 11.5% Senior Notes in July 1996, which increased long-term debt by $76.5 million. The Company's liquidity has also been reduced by a decline in average selling prices for magnesium from 1997 levels, reducing gross profit, net income, and cash provided by operating activities. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will not continue.

The Company also has available $40.0 million in revolving credit facilities that provide for advances by the lender based on specified percentages of eligible accounts receivable and inventories to a maximum of $33.0 million for Magcorp and $7.0 million for Sabel, net of outstanding letters of credit. As of April 30, 1998, the unused amounts available to Magcorp and Sabel were approximately $25.7 million and $2.9 million, respectively. During the six month period ended April 30, 1998, Sabel had net borrowings of $1.8 million under its revolving credit facility to fund working capital requirements. Magcorp has not borrowed cash under its revolving credit facility since November 1994.

Cash provided by operating activities was $2.9 million for six month period ended April 30, 1998 compared to $8.7 million for the corresponding 1997 period. The decrease in operating cash flow in the 1998 period compared to the 1997 period resulted in large part from increases in inventories, offset by decreases in primarily accounts receivable, accounts payable, and accrued expenses. The increase in inventories is attributable to increased production of third-party processed secondary magnesium and to decreases in magnesium sales volumes during the six month period ended April 30, 1998. Magcorp plans to increase inventory levels in 1998 and early 1999 to accommodate decreases in production that are planned to take place during the period of conversion to new electrolytic cell technology discussed below.

Capital expenditures were $1.77 million during the six month period ended April 30, 1998. Capital expenditures are budgeted at approximately $5 million for the remaining six months of fiscal year 1998, $24 million for fiscal 1999, and $24 million for fiscal 2000. An estimated $40 million of estimated capital expenditures for fiscal years 1998, 1999, and 2000 is related to new electrolytic cell technology that is expected to improve manufacturing efficiencies and ensure compliance with future environmental standards.
Assuming the successful completion of prototype work by the end of fiscal year 1998 or early in fiscal year 1999, the conversion of the remaining cells is expected to be completed over a period of approximately two years. As a result, the associated cost reductions and related manufacturing efficiencies are not expected to be realized in the Company's operating results until the end of fiscal year 2000 or early in fiscal year 2001.

During the six month period ended April 30, 1998, dividends totaling
$2.0 million were paid on all outstanding shares of common stock to the Company's sole stockholder, Group. In June 1998, subsequent to the Company's fiscal quarter end, the Company paid to Group dividends totaling $3.2 million. The declaration and payment of dividends by the Company are restricted by the Company's long-term debt agreements, which generally allow dividends on a cumulative basis up to 50 percent of consolidated net income earned since the issuance of the 11.5% Senior Notes. Based on profitability and after taking into account the Company's prospects and liquidity needs, the Company plans to pay quarterly dividends to the extent allowed by the Company's long-term debt agreements. Management anticipates that existing cash balances and cash generated from operations and available revolving credit facilities will be sufficient to finance the Company's liquidity needs for the foreseeable future.

As provided by the terms of the indenture governing the Company's 12% Senior Notes due 2000, the Company plans to redeem all of the remaining $1.5 million of the Notes at 104 percent of the principal amount on July 15, 1998, together with accrued and unpaid interest to that date.

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


                              PART II- OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

For information as to the environmental matters, see Part I, Note 3 to Item 1, Financial Statements.



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

                                             RENCO METALS, INC.
                                             (Registrant)






     June 5, 1998                             /s/ Ira Leon Rennert
------------------------------              -------------------------------
Date                                        Ira Leon Rennert
                                            Chairman of the Board and
                                            Principal Executive Officer




     June 5, 1998                             /s/ Roger L. Fay
------------------------------              -------------------------------
Date                                        Roger L. Fay
                                            Vice President - Finance
                                            Principal Financial and
                                            Accounting Officer