Form 10-Q
period 1998-07-31
RENCO METALS INC
filed 1998-09-11
CIK 911566

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549


                                     FORM 10-Q


            (Mark One)


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended JULY 31, 1998
                                           or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _______ to _______

                          COMMISSION FILE NUMBER 333-4513


                                   RENCO METALS, INC.

                 (Exact name of registrant as specified in its charter)


                        DELAWARE                        13-3724916
             (State or other jurisdiction of           (IRS Employer
             incorporation or organization)         Identification No.)

                   238 NORTH 2200 WEST
                  SALT LAKE CITY, UTAH                     84116
             (Address of principal executive            (Zip Code)
                        offices)

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

                                                       [X]  YES  [ ]  NO


Number of shares outstanding of each of the registrant's classes of common stock, as of September 10, 1998:
COMMON STOCK, NO PAR VALUE                                          1,000 SHARES

                                      FORM 10-Q
                                  RENCO METALS, INC.
                             QUARTER ENDED JULY 31, 1998


                                  TABLE OF CONTENTS


                                                                                              PAGE NO.
                                                                                              --------
 TABLE OF CONTENTS                                                                                2

 PART I - FINANCIAL INFORMATION

      ITEM 1 -  FINANCIAL  STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS - JULY 31, 1998 AND OCTOBER 31, 1997                  3

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME - NINE MONTHS AND THREE MONTHS
      ENDED JULY 31, 1998 AND 1997                                                                4

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE MONTHS ENDED JULY 31,
      1998 AND 1997                                                                               5

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                  6

      ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS                                                             8

 PART II - OTHER INFORMATION

      ITEM 5    OTHER INFORMATION                                                                11

      ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                                                 11

 SIGNATURES                                                                                      12

                         RENCO METALS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                JULY 31,                    October 31,
                                                                                 1998                          1997
                           ASSETS                                             (UNAUDITED)                    (Audited)
                                                                             ------------                  ------------
Current assets:
     Cash and cash equivalents                                               $     20,874                  $     26,607
     Accounts receivable, less allowance for doubtful accounts of
          $626 in 1998 and $514 in 1997                                            24,964                        27,480
     Inventories, net (note 2)                                                     34,876                        24,744
     Prepaid expenses and other current assets                                      2,326                         3,209
                                                                             ------------                  ------------
               Total current assets                                                83,040                        82,040
                                                                             ------------                  ------------
Property, plant, and equipment, net                                                35,149                        37,715
Other assets, net                                                                   5,906                         6,632
                                                                             ------------                  ------------
                                                                             $    124,095                  $    126,387
                                                                             ------------                  ------------
                                                                             ------------                  ------------
             LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Accounts payable                                                       $       7,356                 $       8,262
     Accrued expenses                                                              13,639                        19,451
     Other current liabilities                                                        548                           248
                                                                             ------------                  ------------
               Total current liabilities                                           21,543                        27,961
                                                                             ------------                  ------------
Long-term debt                                                                    155,126                       155,165
Other liabilities                                                                  11,785                        12,127
                                                                             ------------                  ------------
               Total liabilities                                                  188,454                       195,253
                                                                             ------------                  ------------
Stockholder's deficit:
     Common stock, no par value.  Authorized, issued, and
          Outstanding 1,000 shares                                                      1                             1
     Additional paid-in capital                                                       500                           500
     Accumulated deficit                                                          (64,860)                      (69,367)
                                                                             ------------                  ------------
               Total stockholder's deficit                                        (64,359)                      (68,866)
                                                                             ------------                  ------------

Commitments and contingencies                                                ------------                  ------------

                                                                             $    124,095                  $    126,387
                                                                             ------------                  ------------
                                                                             ------------                  ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         RENCO METALS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)

                                                                         NINE MONTHS                   THREE MONTHS
                                                                        ENDED JULY 31,                 ENDED JULY 31,
                                                                   -----------------------        ----------------------
                                                                     1998           1997            1998           1997
                                                                   --------       --------        -------        -------
Sales                                                              $142,886       $140,960        $47,922        $46,359
Costs and expenses:
     Cost of sales                                                   91,915         91,145         31,375         31,405
     Depreciation, depletion, and amortization                        6,463          5,759          2,057          1,836
     Selling, general, and administrative expenses                   17,366         16,077          5,324          4,910
                                                                   --------       --------        -------        -------
               Total costs and expenses                             115,744        112,981         38,756         38,151
                                                                   --------       --------        -------        -------
                    Income from operations                           27,142         27,979          9,166          8,208
Other income (expense):
     Interest income                                                    909            845            324            327
     Interest expense                                               (14,186)       (13,993)        (4,736)        (4,700)
                                                                   --------       --------        -------        -------
               Total other income (expense)                         (13,277)       (13,148)        (4,412)        (4,373)
                    Income before income taxes                       13,865         14,831          4,754          3,835
Provision for income taxes                                            4,158          5,457          1,438          1,292
                                                                   --------       --------        -------        -------
                         Net income                                $  9,707       $  9,374        $ 3,316        $ 2,543
                                                                   --------       --------        -------        -------
                                                                   --------       --------        -------        -------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         RENCO METALS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)


                                                                          NINE MONTHS
                                                                        ENDED JULY 31,
                                                                    ----------------------
                                                                      1998           1997
                                                                    -------        -------
Net cash provided by operating activities                           $ 3,494        $ 8,813
                                                                    -------        -------
Cash flows from investing activities -
     Capital expenditures, net                                       (3,933)        (4,610)
                                                                    -------        -------
               Net cash used in investing activities                 (3,933)        (4,610)
                                                                    -------        -------
Cash flows from financing activities:
     Net borrowings under revolving credit agreements                 1,478          1,190
     Repayment of long-term debt                                     (1,512)           (13)
     Early redemption premium paid                                      (60)             -
     Dividends                                                       (5,200)        (6,600)
                                                                    -------        -------
               Net cash used in financing activities                 (5,294)        (5,423)
                                                                    -------        -------
Decrease in cash and cash equivalents                                (5,733)        (1,220)
Cash and cash equivalents, beginning of period                       26,607         20,779
                                                                    -------        -------
Cash and cash equivalents, end of period                            $20,874        $19,559
                                                                    -------        -------
                                                                    -------        -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for interest                       $17,810        $17,609
     Cash paid during the period for income taxes                    $4,271         $3,530


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        RENCO METALS, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared from the accounting records of Renco Metals, Inc. (Renco Metals) and its subsidiaries (the Company), Magnesium Corporation of America (Magcorp), and Sabel Industries, Inc. (Sabel), without audit (except where presented data is specifically identified as audited) pursuant to the rules and regulations of the Securities and Exchange Commission. Renco Metals is a 100 percent owned subsidiary of The Renco Group, Inc. (Group). The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                 SUMMARIZED COMBINED GUARANTOR FINANCIAL INFORMATION

                                                     Nine months                   Three months
                                                    Ended July 31,                Ended July 31,
                                                     (Unaudited)                   (Unaudited)
                                               -----------------------       -----------------------
                                                 1998           1997           1998           1997
                                               --------       --------       --------       --------
                                                (dollars in thousands)       (dollars in thousands)
Statement of operations data:
               Net sales                       $142,886       $140,960       $ 47,922       $ 46,359
               Cost of sales                   $ 91,915       $ 91,145       $ 31,375       $ 31,405
               Net income                      $  9,731       $  9,354       $  3,352       $  2,530

                                                                              JULY 31     October 31,
                                                                                1998          1997
                                                                             (UNAUDITED)   (Audited)
                                                                             -----------  -----------
                                                                              (dollars in thousands)
Balance sheet data:
               Current assets                                                $ 81,614       $ 78,793
               Noncurrent assets                                             $ 41,055       $ 44,347
               Current liabilities                                           $ 19,227       $ 21,336
               Noncurrent liabilities                                        $ 16,911       $ 15,792

(2)  INVENTORIES

     Inventories consist of the following:

                                                               JULY 31,      October 31,
                                                                1998           1997
                                                             (UNAUDITED)     (Audited)
                                                             -----------    ------------
                                                                 (dollars in thousands)
          Finished goods                                      $ 24,632      $ 16,264
          Brine in ponds                                         1,168         1,400
          Spare parts and supplies                               8,599         7,683
          Raw materials and work-in-process                        840           760
                                                             -----------    ------------
                                                                35,239        26,107
          Less LIFO reserve                                        363         1,363
                                                             -----------    ------------
                                                              $ 34,876      $ 24,744
                                                             -----------    ------------
                                                             -----------    ------------


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

     It is expected that Magcorp will be required to make substantial reductions in chlorine and hydrogen chloride emissions to meet NESHAPS for primary magnesium refineries that will be promulgated in November 2000, with a typical three to five year timetable for compliance to follow. In response to the anticipated regulations imposed under amendments to the Clean Air Act, Magcorp has embarked on a program to acquire new electrolytic cell technology that will reduce chlorine emissions at the source. The new cells are also expected to significantly reduce costs since they have much higher throughput and are more energy efficient. Assuming the successful completion of prototype work early in fiscal year 1999, the conversion of the remaining cells is expected to be completed over a period of approximately two years. With respect to hydrogen chloride, Magcorp has installed and is successfully operating scrubbers that are considered to use maximum available control technology to reduce pertinent sources of emissions. Magcorp plans to spend a minimum of $40 million of its capital budget for fiscal years 1999, 2000, and 2001, directly or indirectly to meet environmental regulatory requirements, primarily for NESHAPS, and for anticipated other future requirements. Prototype cell project development expenditures to date total $3.5 million. There can be no assurance that Magcorp's cell conversion program will be successful, and to the extent it is not successful, it could have a material adverse effect on the Company's financial condition and results of operations.

     Representatives of the Utah State Division of Environmental Quality Division of Solid and Hazardous Waste visited Magcorp in 1994 regarding the issue of whether piles of material generated in the electrolytic process, which cover an extensive land area at Magcorp's Rowley facility, can be classified as a hazardous or solid waste, and if so classified, what measures might be required to investigate and address these piles. No similar material has been classified by the State as hazardous or solid waste. The State accepted Magcorp's written storage plan that represents the piles are not hazardous and no remediation or action by the Company is necessary. If the nature of these wastes changes, they could become subject to State regulation, and corrective action could be required. The costs of such compliance, if any, could be material; however, such costs cannot be assessed at this time.

     In addition to the above matters, the Company is contingently liable with respect to lawsuits and other claims incidental to the ordinary course of its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JULY 31, 1998 COMPARED TO NINE MONTHS ENDED JULY 31, 1997

SALES for the nine-month period ended July 31, 1998 increased 1.4 percent over the prior period. The increase was attributable to an 11.2 percent increase in Sabel's revenues, offset by a 1.7 percent decrease in Magcorp's revenues. Magnesium shipments decreased 0.9 percent and Magcorp's average selling price for magnesium decreased 3.1 percent compared to the corresponding period in 1997. Foreign import competition is putting pressure on magnesium volumes and pricing, particularly in the steel desulfurization segment of the magnesium business. Magnesium pricing and volume are dependent on overall market supply and demand, and there is no certainty that current trends will not continue. Sabel's sales increase was primarily due to the opening of a new steel service center in Newnan, Georgia in November 1997.

COST OF SALES for the nine-month period ended July 31, 1998 increased 0.8 percent on a consolidated basis. Sabel's cost of sales increased 11.7 percent and Magcorp's decreased 2.8 percent, which values are generally consistent with changes in sales volumes discussed above. Magcorp's decrease was also attributable to reduced maintenance costs for the period.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the nine-month period ended July 31, 1998 increased due to increased depreciation of plant and equipment as the result of recent capital equipment additions.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the nine-month period ended July 31, 1998 increased due in large part to increased costs associated with the new steel service center at Sabel and increased computer software consulting costs at Magcorp, offset by decreased development costs when compared to the corresponding period in 1997.

INTEREST INCOME for the nine-month period ended July 31, 1998 increased $64,000 due to cash and cash equivalent balances on hand that increased to a month-end average of $26.5 million in the current period from a month-end average of $23.5 million in the corresponding prior period.

INTEREST EXPENSE for the nine-month period ended July 31, 1998 was higher than that of the corresponding prior period due primarily to higher revolving credit borrowings at Sabel in 1998.

INCOME TAXES are estimated at statutory rates, including estimates of available credits, for both periods presented.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THREE MONTHS ENDED JULY 31, 1997

SALES for the three-month period ended July 31, 1998 increased 3.4 percent over the prior period. The increase was attributable to an 11.5 percent increase in Sabel's revenues, offset by a 0.8 percent decrease in Magcorp's revenues. Magnesium shipments decreased 1.2 percent and Magcorp's average selling price for magnesium decreased 0.4 percent. Foreign import competition is putting pressure on magnesium volumes and pricing, particularly in the steel desulfurization segment of the magnesium business. Magnesium pricing and volume are dependent on overall market supply and demand, and there is no certainty that current trends will not continue. Sabel's sales increase was primarily due to the opening of a new steel service center in Newnan, Georgia in November 1997.

COST OF SALES for the three-month period ended July 31, 1998 decreased 0.1 percent on a consolidated basis. Magcorp's cost of sales decreased 3.8 percent, offset by an increase of 11.2 percent at Sabel. Cost of sales trends are consistent with changes in sales volumes discussed above. Magcorp's decrease was also attributable to reduced maintenance costs for the period.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the three-month period ended July 31, 1998 increased due to increased depreciation of plant and equipment as the result of recent capital equipment additions.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the three-month period ended July 31, 1998 increased due in large part to increased costs associated with the new steel service center at Sabel, together with increased computer software consulting costs and magnesium process enhancement piloting costs at Magcorp.

INTEREST EXPENSE for the three-month period ended July 31, 1998 was higher than that of the corresponding prior period due to higher revolving credit borrowings at Sabel in 1998.

INCOME TAXES are estimated at statutory rates, including estimates of available credits, for both periods presented.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital investments, and interest payment obligations. The Company's primary available source of liquidity is from cash provided by operating activities. The Company also has available $40.0 million in revolving credit facilities that provide for advances by the lender based on specified percentages of eligible accounts receivable and inventories to a maximum of $33.0 million for Magcorp and $7.0 million for Sabel, net of outstanding letters of credit. As of July
31, 1998, the unused amounts available to Magcorp and Sabel were approximately $27.1 million and $2.3 million, respectively. During the nine-month period ended July 31, 1998, Sabel had net borrowings of $1.5 million under its revolving credit facility to fund working capital requirements. Magcorp has not borrowed cash under its revolving credit facility since November 1994.

Cash provided by operating activities was $3.5 million for nine-month period ended July 31, 1998 compared to $8.8 million for the corresponding 1997 period. The decrease in operating cash flow in the 1998 period compared to the 1997 period resulted in large part from increases in inventories, and to a lesser extent from decreases in accounts payable and accrued expenses, and was offset by decreases in accounts receivable. Magcorp is increasing inventory levels in 1998 and early 1999 to accommodate decreases in production that are planned to take place during the period of conversion to new electrolytic cell technology discussed below. The increase in inventories is also attributable to increased volumes on hand of recycled magnesium to be processed by third parties or already processed by third parties.

Capital expenditures were $3.9 million during the nine-month period ended July 31, 1998. Capital expenditures are budgeted at approximately $2 million for the remaining three months of fiscal year 1998, $24 million for fiscal year 1999, and $24 million for fiscal year 2000. An estimated $40 million of estimated capital expenditures for fiscal years 1999 and 2000 are related to new electrolytic cell technology that is expected to improve manufacturing efficiencies and ensure compliance with future environmental standards.
Assuming the successful completion of prototype work early in fiscal year 1999, the conversion of the remaining cells is expected to be completed over a period of approximately two years. As a result, the associated cost reductions and related manufacturing efficiencies are not expected to be realized in the Company's operating results until fiscal year 2001.

On July 15, 1998, as provided by the terms of the indenture governing the Company's 12% Senior Notes due 2000, the Company redeemed all of the remaining $1.5 million of the Notes at 104 percent of the principal amount together with accrued and unpaid interest to that date.

During the nine-month period ended July 31, 1998, dividends totaling
$5.2 million were paid on all outstanding shares of common stock to the Company's sole stockholder, Group. The declaration and payment of dividends by the Company are restricted by the Company's long-term debt agreements, which generally allow dividends on a cumulative basis up to 50 percent of consolidated net income earned since the issuance of the 11.5% Senior Notes. Based on profitability and after taking into account the Company's prospects and liquidity needs, the Company plans to pay quarterly dividends to the extent allowed by the Company's long-term debt agreements. Management anticipates that existing cash balances and cash generated from operations and available revolving credit facilities will be sufficient to finance the Company's liquidity needs for the foreseeable future.

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

YEAR 2000 BUSINESS MATTERS

Many information technology (IT) and process control systems used in the current business environment were designed to use only two digits in the date field and thus may not function properly in the Year 2000 and after. This could result in system failures or in miscalculations causing disruption of operations, including, but not limited to, an inability to process transactions, to send and receive electronic data, or to engage in routine business activities and operations. Management has initiated projects to prepare the Company's IT and process control systems to be Year 2000 compliant. The projects consist of four phases: evaluation, renovation, testing, and implementation. The Company expects to both replace some systems and upgrade others. Project funds to cover remaining remediation costs as incurred are expected to come from operations.

For IT systems, the evaluation phase is complete. IT projects since 1994 have been planned with Year 2000 compliance in mind, and no other IT projects have been deferred to accommodate Year 2000 costs. Replacement of mainframe-based IT systems began in 1994 and as a result, the renovation phase is approximately 90% complete. The Company anticipates completion of renovation, testing and implementation of its IT systems by July 1999. Since Year 2000-related replacements began in 1994, the Company has expensed approximately $1 million in IT maintenance or modification costs and capitalized approximately $600,000. Remaining IT modification costs and capital costs are each estimated to be less than $200,000, which is about one-half of the IT budget.

The Company's IT and non-IT systems are not materially interdependent. Process control and other non-IT systems are being evaluated individually and may require replacement software, reprogramming or other corrective actions. Completion status of non-IT systems is estimated to be as follows: evaluation; 90%, renovation; 50%, testing; 40%, and implementation; 30%. Because the evaluation phase of process control systems is not complete, management is unable at this time to estimate the timetable for completion of remaining phases. However, total costs are preliminarily estimated not to exceed $100,000.

The Company is communicating with third parties material to the Company's operations, including electric and natural gas utility companies, to determine the extent of the Company's vulnerability to the failure of third parties to remediate their own Year 2000 issues. The Year 2000 issue is a potentially significant issue for most companies, with implications that cannot be anticipated or predicted with any degree of certainty. There can be no assurance that the systems of third parties material to the Company's operations will be Year 2000 compliant, or that their failure to be compliant will not have an adverse effect on the Company's operations.

The Company intends to make the necessary modifications necessary to mitigate the risk of disruption to its operations. The remaining costs of this project and its timely completion are dependent upon numerous assumptions about future events, including availability of certain resources, third party remediation plans, and other factors, many of which are beyond the Company's control. Contingency plans are being developed as part of the project, but a timetable for completion has not been established.

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

     September 10, 1998                           /s/    Ira Leon Rennert
--------------------------                        ---------------------------
Date                                              Ira Leon Rennert
                                                  Chairman of the Board and
                                                  Principal Executive Officer

     September 10, 1998                           /s/    Roger L. Fay
--------------------------                        ---------------------------
Date                                              Roger L. Fay
                                                  Vice President - Finance
                                                  Principal Financial  and
                                                  Accounting Officer

                                 RENCO METALS, INC.
                                   EXHIBIT INDEX

     Exhibit No.    Identification of Exhibits

     10.1.1         Amendments to Employment Agreements between Magnesium
                    Corporation of America and:

                    (a)  Michael H. Legge
                    (b)  Ron L. Thayer
                    (c)  Howard I. Kaplan
                    (d)  Lee R. Brown
                    (e)  Todd R. Ogaard

     27             Financial Data Schedule