Form 10-K405
period 1998-10-31
RENCO METALS INC
filed 1999-01-29
CIK 911566

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-K



(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended OCTOBER 31, 1998

                                       or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO



Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]



Number of shares outstanding of each of the registrant's classes of common stock, as of January 27, 1999: COMMON STOCK, NO PAR VALUE: 1,000 SHARES. Aggregate market value of the voting stock held by non-affiliates of the registrant: $0; all shares of the voting stock of the registrant are owned by its parent, The Renco Group, Inc.



Documents incorporated by reference:     NONE

-------------------------------------------------------------------------------

                                    FORM 10-K

                               RENCO METALS, INC.

                       FISCAL YEAR ENDED OCTOBER 31, 1998



                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                        NO.
         TABLE OF CONTENTS                                                               2

         PART I

              ITEM 1 -      Business                                                     3

              ITEM 2 -      Properties                                                  10

              ITEM 3 -      Legal Proceedings                                           11

              ITEM 4 -      Submission of Matters to a Vote of Security Holders         13

         PART II


              ITEM 5 -      Market for  Registrant's  Common  Equity and Related
                            Stockholder Matters                                         14

              ITEM 6 -      Selected Financial Data                                     14


              ITEM 7 -      Management's  Discussion  and  Analysis of Financial
                            Condition and Results of Operations                         15

              ITEM 8 -      Financial Statements and Supplementary Data                 19


              ITEM 9 -      Changes in and  Disagreements  with  Accountants  on
                            Accounting and Financial Disclosure                         42

         PART III

              ITEM 10 -     Directors and Executive Officers of the Registrant          42

              ITEM 11 -     Executive Compensation                                      43


              ITEM 12 -     Security  Ownership of Certain Beneficial Owners and
                            Management                                                  45

              ITEM 13 -     Certain Relationships and Related Transactions              45

         PART IV


              ITEM 14 -     Exhibits,   Financial   Statement   Schedules,   and
                            Reports on Form 8-K                                         46

         SIGNATURES                                                                     50


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

     All of the Company's issued and outstanding capital stock is owned by The Renco Group, Inc. ("Group") which is 97.9 % owned by Mr. Ira Leon Rennert, the Chairman and Chief Executive Officer of the Company and Group, through trusts established by him for himself and members of his family. As a result of such ownership, Mr. Rennert controls the Company and its Subsidiaries. Group acquired Magcorp in 1989 and Sabel in 1987. Magcorp and Sabel became subsidiaries of Renco Metals upon its establishment. The Company was incorporated in Delaware in 1993, and its executive offices are located at c/o Magnesium Corporation of America, 238 North 2200 West, Salt Lake City, Utah 84116, (801) 532-2043.

     The Company classifies its operations into two business segments: Magcorp's operations comprise the magnesium production segment, and Sabel's operations comprise the steel fabrication and wholesaling segment. Reference is hereby made to Note 13 to the Financial Statements, "Segment Information," included in ITEM 8, Part II of this Form 10-K.

     Unless otherwise indicated, references to a year are to the Company's fiscal year ended October 31. Neither Subsidiary's business is a) seasonal; b) requires unusual working capital; c) involves significant sales order backlog; or d) involves federal government contracting. Neither Subsidiary has foreign operations, and substantially all export sales are attributable to Magcorp. Reference is hereby made to Note 14 to the Financial Statements, "Significant Customers and Export Sales," included in ITEM 8, Part II of this Form 10-K.


MAGCORP

   OVERVIEW

     By the end of calendar year 1998, Magcorp was the second largest producer of pure magnesium and magnesium alloys outside the former Commonwealth of Independent States ("CIS") and People's Republic of China ("PRC"). The terms "CIS," "PRC," and "western world," which hereinafter refers to areas of the world excluding the CIS and PRC, are used by the magnesium industry's trade association, the International Magnesium Association ("IMA"), to delineate shipments and production of magnesium. Magcorp's Utah production facilities currently comprise approximately 18% of western world production capacity, according to IMA information and Magcorp management estimates. Magcorp participates in world magnesium markets that represented estimated demand of 353,000 metric tons in calendar year 1998, according to IMA information (based on nine-month statistical figures annualized), a 5.9% increase over the prior year. Competitive conditions changed significantly in 1998, including the entry of a new western world producer into commercial markets, continued foreign import competition and the permanent shutdown of a key producer.

   COMPETITIVE CONDITIONS

     The magnesium industry has relatively few participants and is highly competitive. Two significant events occurred with regard to western world magnesium producers in recent months. First, the Dead Sea Magnesium plant located in Israel began production on a commercial scale and their products began competing in several facets of the end-user markets. Second, Dow Chemical Company ("Dow") announced November 20, 1998 that it was exiting the magnesium business and shutting down its Freeport, Texas magnesium plant, once the largest in the world. Dow's announcement stated the decision was made after a careful evaluation process that considered complex production problems resulting from severe weather damage as well as Dow's strategic direction and the global marketplace. As a result, Magcorp management now estimates, from IMA and public information, that four major producers, Magcorp, Norsk Hydro, Northwest Alloys and Dead Sea
Magnesium together account for 88% of available western world production capacity. Magnesium imports from non-western world producers also continue to affect competition and are more fully discussed under "--Recent Industry Developments" below.

     Annualizing IMA nine-month statistical figures, calendar 1998 magnesium shipments can be estimated. The eight (now seven, after Dow's closure) primary western world magnesium producers shipped an estimated 260,000 metric tons of magnesium in calendar year 1998. In addition, an estimated 93,000 metric tons of magnesium produced in the CIS and PRC were consumed in western world markets. The Company estimates that these combined shipments generated revenues of approximately $1.1 billion. Calendar year 1998 shipments by western and non-western world producers represented a 4.8% and 16.6% increase over prior year levels, respectively, demonstrating both the increase in overall demand for magnesium and the increased presence of non-western producers in the markets.

     Not all producers serve all end-user markets. Magcorp and Norsk Hydro market magnesium products to all the key end-user markets, whereas Northwest Alloys supplies an estimated 75% of its production capacity to its parent, Alcoa. Historically, Northwest Alloys has participated primarily in the aluminum alloying and desulfurization markets, but recently announced their intention to participate in the die casting market. Norsk Hydro's Canadian plant (one of their two production facilities) has limited its participation in the U.S. market mainly to the die casting market, which utilizes magnesium alloys, in part due to the threat of high antidumping and countervailing duties on their pure magnesium imports to the U.S. See "ITEM 3. Legal Proceedings--Pending Trade Issues." Dead Sea Magnesium has publicized its commitment of one-third of their output to Volkswagen, and Magcorp management estimates that Dead Sea Magnesium currently produces a limited number of shapes and alloys.

     According to the IMA (based on nine month figures annualized), North American markets account for the majority of western world consumption of magnesium, 58% in calendar year 1998, whereas Western Europe and Asia account for 27% and 12%, respectively. All other western world areas combined account for the remaining 3%. North American consumption by end-use market is generally indicative of western world consumption as a whole. The following table compiled from IMA data presents magnesium consumption in North America, by customer category, with the end uses of each category for calendar years 1994 through 1998:



                 NORTH AMERICAN CONSUMPTION OF PRIMARY MAGNESIUM


  CUSTOMER CATEGORY       1998(*) 1997    1996   1995   1994                   END USES
  -----------------       ------- ----    ----   ----   ----                   --------
                             (in thousands of metric tons)
Aluminum Alloying..        78.1   72.8    66.0   77.6    73.0  Beverage  cans,  truck  panels,  home
                                                               siding, aircraft and marine alloys.
Die Casting........        65.6   68.6    50.6   42.7    30.6  Automotive,   electronics   and  hand
                                                               tools.
Desulfurization....        33.7   31.1    26.4   22.2    26.2  Steel production from iron.
Ductile Iron.......         6.0    6.5     6.5    6.5     6.9  Pipe production, automotive components and
                                                               heavy-earth moving equipment.
Metal Reduction....         4.0    3.8     3.4    2.6     2.4  Production  of  titanium,  zirconium,
                                                               beryllium and uranium.  Uses include aerospace,
                                                               chemical processing and nuclear products.
Electro-Chemical...         6.7    5.4     6.1    6.8     6.4  Cast anodes for  cathodic  protection
                                                               of underground steel pipelines.
Others.............         9.8    9.5     8.6    7.0     7.2  Sheet and plate and extrusion  stock,
                                                               gravity castings for aerospace  applications,
                                                               powder for flares, chemicals and exotic
                                                               pharmaceuticals and perfumes.
    Total..........       203.9  197.7   167.6  165.4   152.7
                          =====  =====   =====  =====   =====
(*) Based on 9 month IMA figures, annualized


     The key competitive issues in all end-use markets are pricing, long-term supply agreements with customers, assurance of a reliable supply, flexibility of deliveries, and shape, size and quality of product.

     As is evident in the North American consumption table above, consumption of magnesium has grown 33.5% from calendar year 1994 to 1998, or at an average annual growth rate of 6.7%. This growth is due to magnesium's inherent metallurgical properties including its light weight, high strength-to-weight ratio, excellent corrosion resistance and reactivity with certain elements. These metallurgical properties have helped die casting to be the fastest growing segment of the domestic magnesium industry, where automobile manufacturers are turning to more magnesium parts to help lighten their vehicles. In calendar year 1998, combined consumption in all North American end use markets increased 3.1% over prior year levels.

     General Motors' strike in mid-1998 caused a drop in North American die casting consumption in 1998 compared to 1997. This was offset by continued strong growth in European automotive die casting; thus overall, die casting growth continues to be the major driving force for continuing increases in magnesium demand worldwide.

   POTENTIAL MAGNESIUM SUPPLY

     The magnesium manufacturing process is highly technical and proprietary to each producer. Management estimates a cost of approximately $500 million to establish a facility with the same production capacity as Magcorp's facility. It is reported that over $500 million has already been invested in the new Dead Sea Magnesium plant discussed above and an additional $65 million capital spending request has been publicized as submitted to Dead Sea Magnesium's parent company to "debottleneck" the new plant. The capacity of the Dead Sea Magnesium facility may also be increased sometime in the future, subject to startup success, viability and market conditions, from 35,500 to 55,000 metric tons, according to published reports. Production in 1998 was reported to be about 25,000 metric tons. In addition, it is reported that at least one-third of the output from the Dead Sea Magnesium plant is committed to Volkswagen for new automotive applications, which will reduce the total amount of material Dead Sea Magnesium will have to offer for sale in worldwide markets. Management estimates that North American producers, including Magcorp, operated at an overall level of about 77% of capacity for the first nine months of calendar year 1998. This capacity utilization figure is lower than the comparable prior year's estimated 87% due to Dow's production difficulties prior to shutdown.

     Numerous possible new magnesium plants have been publicized and/or announced in 1998, including plants in Canada, Australia, Tasmania, the Congo, Netherlands and Iceland. Of these, the only plant currently under construction is Noranda, Inc.'s 63,000 metric ton annual capacity Magnola Project in Asbestos City, Quebec. The plant, which will use asbestos tailings as raw material feed stock, is estimated to cost $720 million (Canadian) and startup is scheduled for 2000. The Australian project in Queensland announced in 1997 is reportedly in an early pilot plant stage. Pending the outcome of the operation of the pilot plant, a 90,000 metric ton facility is being considered with initial manufacturing intended to come on-line in the 2002 to 2004 time range. Ford Motor Company ("Ford") has contributed financing for the Queensland pilot plant and has a long-term contract option for metal purchases. Norsk Hydro has not yet publicized any final approval of the 1997 announcement of their intent to increase production capacity at their Canadian plant by 43,000 metric tons in two phases. All other potential manufacturers have yet to complete feasibility and/or pilot or technical studies and the likelihood of their future existence is not known at this point.

   RECENT INDUSTRY DEVELOPMENTS

     Magnesium prices are sensitive to supply and demand conditions in all of the end user markets served by the magnesium industry. Magnesium generally sells for prices somewhat lower than the list price for pure magnesium, with price dependent on market segment, chemistry, contract terms, including negotiated discounts, and quality. No changes occurred in 1998 in North American list prices, but increased imports adversely affected the supply-demand balance and resulted in lower realized prices.

     Manufacturers in the PRC are significant exporters of magnesium. The Chinese Magnesium Association has indicated total annual capacity in the PRC is 200,000 metric tons, although management estimates that calendar year 1998 production was somewhat less than 100,000 metric tons. Magcorp believes that imports from the PRC to the western world may continue to increase, although there is also a belief that internal PRC consumption of domestically produced magnesium may increase. Furthermore, recent price trends for PRC magnesium may encourage the shutdown of some smaller, higher cost facilities, some of which have already reportedly shut down due to low pricing. In 1998, limited amounts of PRC magnesium ingots were imported into the U.S. due to the antidumping duties in place. See "ITEM 3. Legal Proceedings--Pending Trade Issues." In 1998, duties were also established against imports of PRC pure magnesium into Europe.

     PRC magnesium producers and magnesium grinders in other countries such as Canada grind imported PRC magnesium ingots into chips and powders that are not subject to the U.S. dumping duties. Imports of magnesium powders are estimated to be about 14,000 metric tons in calendar 1998, an increase of 26% over the prior year, based on U.S. Department of Commerce ("DOC") statistics for ten months annualized. PRC magnesium powder imports had a strong negative effect in 1998 on prices in the desulfurization market, where the powders are primarily used.

     Production in the CIS was relatively unchanged in 1998. However, 24% more CIS magnesium reached the U.S. in calendar year 1998 than in calendar year 1997, due to the lack of duties against certain Russian traders. Imports of Russian pure magnesium reached about 13,500 metric tons in calendar year 1998, based on DOC statistics for ten months annualized. Further, some domestic users have solidified long-term arrangements to obtain Russian imports, as evidenced by General Motors and Ford entering into magnesium alloy supply agreements with Solikamsk, one of the major Russian producers. Magcorp is continuing its efforts to secure dumping duties against certain CIS and PRC imports, but there can be no assurance of success. See "ITEM 3. Legal Proceedings--Pending Trade Issues."

     As of September 30, 1998, the latest available date of IMA statistics, western world magnesium producer inventories on hand were 41,600 metric tons, as compared to 33,500 metric tons as of September 30, 1997. Magnesium inventory levels, pricing and volume are dependent on the overall market supply and demand, and there is no certainty that current trends will not continue. Management expects continued strong growth in die casting, and with a continued increase in aluminum can usage and higher usage of rolled aluminum sheet in automobiles, it is likely that overall demand will continue to grow. Management estimates that western world magnesium producers will continue to operate at relatively high capacity utilization rates.

   BUSINESS STRATEGY

     Magcorp's business strategy consists of three principal elements: (i) maximize sales in markets in which superior margins can be achieved, (ii) establish and maintain long-term customer relationships through service, product flexibility and responsiveness and (iii) manage production and overhead costs aggressively.

     In furtherance of its business strategy with respect to costs, management is pursuing a projected $48 million program of production technology changes in the form of new electrolytic cell technology and a new magnesium caster. The new electrolytic cells are expected to reduce operating costs and improve manufacturing efficiencies resulting from reductions in: (i) electricity consumption, (ii) manufacturing labor requirements, (iii) magnesium metal losses in the manufacturing process and (iv) chlorine emissions. The new magnesium caster is expected to improve product quality, reduce labor requirements and permit Magcorp to produce certain customer-specified sizes, shapes and weights of magnesium ingots at lower cost. Total Magcorp development costs, including electrolytic cell and caster-related development expenditures, totaled $2.6 million, $2.2 million and $510,000 for 1998, 1997, and 1996, respectively.

     As of January 1999, work on the caster is approximately one-quarter complete. Management estimates that the caster will be in service by the end of 1999. Prototype work continues on the electrolytic cell conversion program. Assuming the successful completion of prototype work by mid-1999, the conversion of the remaining cells is expected to take place over a period of two to three years. As a result, the associated cost reductions and related manufacturing efficiencies are not expected to be realized in the Company's operating results until the end of 2000 or early in 2001.

     With respect to emissions, the electrolytic cell conversion is expected to significantly reduce the Company's chlorine emissions, thereby addressing anticipated regulations to be imposed under amendments to the Clean Air Act of 1990 (the "Clean Air Act"). See "--Environmental Matters."

     In 1998, Magcorp increased its participation in die cast markets, which also requires handling and recycling of die cast customer scrap. Accordingly, the increase in Magcorp's inventory levels at October 31, 1998 is partially attributable to increased volumes on hand of recycled die cast magnesium to be processed by third parties or already processed by third parties. Magcorp is also increasing inventory levels in 1998 and 1999 to accommodate decreases in production that are planned to take place during the period of conversion to new electrolytic cell technology discussed above.

   CUSTOMERS AND MARKETS

     Magcorp sells pure magnesium and magnesium alloys to domestic and international customers in the key end-use markets, including its three largest segments, aluminum alloying, desulfurization and die casting. Magcorp offers over 30 different sizes, shapes and weights of primary magnesium and magnesium alloy products in a range of purity levels to meet customer specifications. Magcorp's staff of three direct salespersons and four field representatives who receive technical assistance from plant personnel handles all established and prospective new domestic accounts. Accounts in Europe, Japan and Australia are handled through agency arrangements.

     Approximately 90% of Magcorp's annual sales volume is sold pursuant to contracts with select customers. During 1998 and 1997, sales to any single customer did not exceed 10% of total consolidated revenues. During 1996, sales to one Magcorp customer were approximately 12% of total revenues. Management does not expect the Euro conversion to be material to the business or financial condition. Reference is hereby made to Note 14 to the Financial Statements, "Significant Customers and Export Sales," included in ITEM 8, Part II of this Form 10-K.

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

     Magcorp purchases its electrical requirements from a local utility pursuant to a contract in effect until January 1, 2002. As is the case with other industrial facilities, the terms of the contract grant the utility the right to interrupt electrical power to Magcorp under certain limited circumstances and with reasonable notice while providing Magcorp with advantageous electricity rates. Additionally, Magcorp is able to produce on average 25% of its electrical power needs through the gas turbines located at the Rowley facility. The utility and Magcorp amended the contract effective January 1998 to simplify the utility's billing practices under the existing contract.

     A variety of chloride based by-products which are produced during the production of magnesium metal are sold into commercial markets or are neutralized and disposed of in compliance with environmental regulations. Aggregate sales of all by-products accounted for 2% or less of consolidated revenues in 1998, 1997 and 1996.

     Other raw materials critical to plant operations include graphite anodes, special refractory brick, and sulfuric acid. Magcorp maintains alternative sources of these raw materials to ensure a secure supply at competitive prices.

   EMPLOYEES

     As of October 31, 1998, Magcorp had 532 employees, 149 of whom were salaried and 383 of whom were hourly workers. Approximately 79% of the hourly employees are represented by the United Steelworkers of America and employed under a four-year collective bargaining contract that expires August 31, 2001 and automatically renews for additional one-year periods (unless written notice of termination by either party is given). Magcorp believes that its relations with employees are satisfactory.

   ENVIRONMENTAL MATTERS

     Title III of the Clean Air Act will establish, on a published schedule, new national emission standards for hazardous air pollutants ("NESHAPS"). NESHAPS are to be based on maximum achievable control technology as determined by a comparison of installations at similar facilities in specific industry categories. Representatives from the Environmental Protection Agency have visited Magcorp's facility in preparation for the process of establishing NESHAPS for chlorine and hydrogen chloride emissions, which have been previously unregulated. It is expected that Magcorp will be required to make substantial reductions in chlorine emissions to meet NESHAPS for primary magnesium refineries that will be promulgated by November 2000, with an expected three to five year timetable for compliance following promulgation of the new standards.

     In anticipation of the new standards, Magcorp has embarked on a program to install new electrolytic cell technology that will reduce chlorine emissions at the source. The new cells are also expected to significantly reduce costs because they have much higher throughput and are more energy efficient. Assuming the successful completion of prototype work by mid-1999, the conversion of the remaining cells is expected to take place over a period of two to three years. With respect to hydrogen chloride, Magcorp has recently installed and is successfully operating scrubbers to reduce pertinent sources of emissions. Magcorp does not expect that it will be required to spend significant additional amounts to meet the new standards for hydrogen chloride. Magcorp plans to spend a minimum of $40 million of its capital expenditure budget for 1999, 2000 and 2001, directly or indirectly to meet environmental regulatory requirements, primarily for NESHAPS, and for anticipated other future requirements. Prototype cell-related project development expenses to date total $4.6 million. There can be no assurance that Magcorp's cell conversion program will be successful, and to the extent it is not successful, it could have a material adverse effect on the Company's financial condition and results of operations.

     Representatives of the Utah State Division of Environmental Quality ("UDEQ") Division of Solid and Hazardous Waste visited Magcorp in 1994 regarding the issue of whether piles of material generated in the electrolytic process, which cover an extensive land area at Magcorp's Rowley facility, can be classified as a hazardous or solid waste, and if so classified, what measures might be required to investigate and address these piles. No similar material has been classified by the State as hazardous or solid waste. The State accepted Magcorp's written storage plan, which does not consider the piles hazardous and under which no remediation or action by the Company is necessary. If the piles were at some point in the future to be classified as hazardous waste, thereby becoming subject to State regulation, corrective action could be required. The costs of such compliance, if any, could be material; however, such costs cannot be assessed at this time.

     Sampling conducted by MagCorp and by the UDEQ in 1998 indicated a low but measurable accumulation of chlorinated hydrocarbons in the form of dioxin/furan compounds in soil and sediment samples from a contained and permitted process wastewater collection and retention system used at the Magcorp plant site for over 25 years. While MagCorp does not consider and believes that the UDEQ does not consider a health hazard to be associated with these preliminary sampling results, Magcorp intends to conduct additional sampling to verify that there are limited accumulations of these compounds in the wastewater area. An air emissions test is being planned to verify the suspected insignificance of any dioxins in air emissions from the facility. Management does not expect magnesium refineries to become subject to new regulations regarding these compounds in the near future. If these compounds do become subject to government regulation, the costs of such compliance, if any, could have a material adverse effect on the Company's financial condition and results of operations; however, such costs cannot be assessed at this time.

SABEL

   OVERVIEW

     Sabel, founded in 1869, is a diversified company primarily involved in the steel service center, scrap metal and rebar fabrication businesses. Sabel's steel service center facilities distribute and process new carbon steel for large and small industrial accounts, as well as for the general public. Sabel's scrap metal operations process to customer specifications and sell and transport ferrous and non-ferrous scrap metal to mini- and integrated steel mills, foundries and other related metal companies. Sabel's rebar fabrication operation customizes rebar to shapes and sizes required for use in building and highway construction. Additionally, Sabel operates a full-service wholesale center that sells a variety of tools and plumbing, sprinkler, building and general supplies.

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

     CUSTOMER AND SUPPLIER RELATIONSHIPS. With a primary focus on the Southeast region, management believes Sabel's geographic proximity to its customers and suppliers facilitates a high level of customer service while minimizing freight costs and delivery time. Sabel utilizes primarily its own fleet of trucks to distribute its products, except for its scrap business, where common carriers and rail service are also used. Management believes Sabel's strong market presence in the region has enabled it to obtain contracts for on-site collection of scrap materials from a number of industrial concerns.

   DESCRIPTION OF PRODUCTS AND MARKETS SERVED

     STEEL SERVICE CENTER. Sabel's steel service center division ("SSC") includes five facilities located in Montgomery, Dothan, Mobile and Tuscaloosa, Alabama and Newnan, Georgia. This geographic coverage allows Sabel to cost-effectively service most of Alabama, the Gulf Coast, the panhandle of Florida, Southern Mississippi, West Georgia and the Atlanta metropolitan area. In 1998, SSC accounted for 74% of Sabel's revenues.

     SSC specializes in stocking, reprocessing and delivering hot rolled and cold rolled carbon steel in a variety of sizes and shapes. Purchases of new steel for reprocessing are spread across approximately 15 steel mills including both integrated mills and mini-mills, thereby ensuring favorable prices and availability of product. SSC processes more than 60% of the steel it sells. SSC has an extensive customer list comprised of approximately 3,000 customers ranging from large industrial companies to small welding shops. As a result, no single customer represents in excess of 5% of the division's total sales.

     The sales and marketing team at SSC consists of 16 direct salespeople and six sales representatives covering the Southeast region. All orders are entered and recorded through SSC's computerized system which facilitates order processing and delivery. Sabel continually works to improve the efficiency of this system to provide greater accuracy and speed in order entry.

     SCRAP METAL. Management believes Sabel's 129 years of experience in the scrap metal business has fostered a strong reputation for quality and service. The scrap metal division of Sabel is a full-service scrap metal dealer with two large scrap yards located in Montgomery. Scrap metal in those yards is collected from approximately 250 suppliers, primarily industrial suppliers along with dealers and individual consumers. The scrap metal division sells to approximately 45 customers, including mini- and integrated steel mills, foundries and specialized manufacturing entities. As a freight-sensitive business, a majority of Sabel's scrap is sold to customers within its geographic area. In 1998, the scrap metal division accounted for 14% of Sabel's revenues.

     All scrap processed in the scrap metal division is inspected prior to shipment to ensure quality and compliance with customer specifications. As a result, management believes Sabel enjoys a high quality reputation and has an acceptance rate in excess of 99% for all scrap sold to customers.

     REBAR FABRICATION DIVISION. Sabel's rebar fabrication division ("RFD"), also located in Montgomery, purchases stock 60 foot bars from various rebar manufacturers and customizes the length, shape and bend according to construction blueprint plans. Structural bars and wire are widely used in the construction of buildings and highways. In 1998, RFD contributed 10% of Sabel's revenues.

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

     OTHER OPERATIONS. Other businesses operated by Sabel consist of a wholesale center that sells a variety of tools and plumbing, sprinkler, building and general supplies. These other operations represented 2% of Sabel's 1998 revenues.

   COMPETITION

     Each of the principal fields in which Sabel is engaged -- steel service centers, scrap metal and rebar fabrication -- is highly competitive. In each business field, Sabel competes with between five and eight other concerns, some of which are much larger. Sabel believes that no other company in its trading area offers the same range of services. In 1998 Sabel was unfavorably impacted by falling steel industry prices generally attributable to a surge in foreign steel import competition.

   EMPLOYEES

     As of October 31, 1998, Sabel had 225 employees, 71 of whom were salaried and 154 of whom were hourly workers. Of the hourly employees, 77 are represented by the United Steelworkers of America. The current three year bargaining contract expires June 30, 2000. Sabel believes that its relations with employees are satisfactory.

   ENVIRONMENTAL MATTERS

     The most significant long-term environmental issue at Sabel's facilities concerns compliance with storm water regulations under the Clean Water Act that became effective in 1991. Sabel is actively pursuing a program of compliance. Costs of compliance to date have not been material, and it is expected that costs associated with this program in the future will not have a material adverse effect on the Company's financial position or on results of operations. Environmental laws and regulations have changed rapidly in recent years, and Sabel may be subject to more stringent environmental laws and regulations in the future. Management cannot currently assess the impact of more stringent standards on the Company's results of operations or financial condition.

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

     Magcorp's production facility in Rowley, Utah was constructed in 1972, and has a current capacity rating of nearly 43,000 metric tons per year. The Company's operating permit with the State of Utah Department of Environmental Quality allows annual production of up to 43,545 metric tons.

     Magcorp owns the buildings and land comprising its Salt Lake City administrative offices and Rowley production facilities. The Knolls Pond System is located on land leased from the State of Utah for a term expiring on December 31, 2016 and on Federal land under a right-of-way from the Bureau of Land Management of the Department of Interior which expires in 2023. The Stansbury Pond System is located primarily on land leased from the State of Utah for a term expiring on March 8, 2010. Magcorp also holds other easements, rights-of-way and water rights primarily from the Bureau of Land Management and the State of Utah. Magcorp pays royalties to the State of Utah based on its production of magnesium from Great Salt Lake brine. The Rowley facility is readily accessible by truck and rail.

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

ITEM 3.  LEGAL PROCEEDINGS.

   PENDING TRADE ISSUES

     MAGNESIUM IMPORTS FROM THE RUSSIAN FEDERATION, UKRAINE AND PRC

     In 1994, Magcorp filed an antidumping petition with the Department of Commerce ("DOC") and the U.S. International Trade Commission ("ITC") for imposition of antidumping duties against imports of magnesium from the Russian Federation, Ukraine and the PRC. In its petition, Magcorp alleged that imports of pure and alloy magnesium from producers in these countries were being sold in the United States at less than fair value and had injured the U.S. magnesium industry with resultant negative financial results, loss of markets, and layoffs of workers at U.S. magnesium producers. The antidumping duties sought in the petition generally exceeded 100%, reflecting the level of dumping and impact on domestic producers. Two unions representing workers at Magcorp and Dow were co-petitioners in the filing. Dow subsequently joined the petition as a co-petitioner.

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


                                         PURE
            Russian Federation.......   0-100%
            Ukraine..................   80-104%
            PRC......................     108%


     No antidumping duties were imposed against magnesium alloys. These rates are subject to revision in administrative reviews, which can be requested annually. Such reviews could have been requested in May 1996, 1997 and 1998, but none were. The next review request can be made in May 1999.

     In June 1995, one of the traders of Ukrainian magnesium appealed to the U.S. Court of International Trade ("CIT") the ITC's determination that imports of pure magnesium from Ukraine were a cause of injury to domestic magnesium producers. In August 1996, the CIT affirmed the ITC's determination. The Ukrainian trader appealed the CIT's decision to the U.S. Court of Appeals for the Federal Circuit ("CAFC"). In December 1997, the CAFC decided that the CIT applied an improper legal test and failed to consider certain evidence properly, vacated the CIT's decision and remanded the case to the CIT for further proceedings consistent with the CAFC decision. In April 1998, the CIT remanded the case to the ITC for reconsideration of its determination in light of the CAFC decision. In June 1998, the ITC issued a remand determination in which it decided that the domestic industry was not injured by reason of the imports of pure magnesium from Ukraine, and in October 1998, the CIT affirmed that remand determination. In December 1998, Magcorp appealed the decision of the CIT to the CAFC. If Magcorp does not prevail in its appeal to the CAFC, the 80-104% antidumping duties on imports of Ukrainian pure magnesium will be lifted.

     In June 1995, Magcorp appealed to the CIT the DOC's determination that certain producers and traders of Russian magnesium had not sold at less than fair value. In December 1996, the CIT affirmed the DOC's determination, with a required recalculation of the selling, general and administrative expenses. Magcorp appealed the CIT's decision to the CAFC. In January 1999, the CAFC affirmed the decision of the CIT. As a result, certain producers and traders of Russian magnesium will continue to be excluded from the scope of the antidumping order on pure magnesium from the Russian Federation.

     In November 1996, a PRC exporter requested a review of its U.S. export sales of pure magnesium on the basis that it is a new shipper of magnesium from the PRC. In January 1998, the DOC determined that the new shipper qualified for an antidumping duty rate of 69.53%. In February 1998 the PRC exporter appealed the DOC's determination to the CIT. The outcome of that appeal, in which Magcorp has intervened, will determine the rate of duty to be applied to imports of pure magnesium from the PRC exported by the new shipper.

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


  Countervailing  duties on pure and alloy  magnesium imports........  7.6%
  Antidumping duties on pure magnesium imports....................... 21.0%


     Administrative reviews were initiated by the DOC regarding both the antidumping order and the countervailing duty ("CVD") orders. With respect to both the first and second antidumping review periods, which covered the period from February 20, 1992 through July 31, 1994, the DOC made final determinations that there had been no sales of pure magnesium by Norsk Hydro Canada Inc. ("NHCI" or "the Canadian producer") to the United States and, thus, no antidumping duty was collectable. With respect to the third and fourth review periods from August 1, 1994 through July 31, 1996, the DOC made a final determination that NHCI sales to the United States were made at prices that were not below fair value and, therefore, no antidumping duty was assessed on these imports and the antidumping duty deposit rate for imports from NHCI in the subsequent period was set at 0%. In the fifth antidumping administrative review, covering the August 1, 1996 through July 31, 1997 period, the DOC made a preliminary determination that NHCI sales to the U.S. were made at prices that were not below normal value. If that finding is confirmed in the DOC's final determination, no antidumping duty would be assessed on imports during the fifth review period and the antidumping duty deposit rate for NHCI imports in the subsequent period would be set at 0%.

     The DOC's determination of no sales at less than fair value in the third and fourth antidumping administrative review could constitute the first two years of the three-year period of findings of no dumping which is a prerequisite for the Canadian producer to demonstrate that it qualifies for revocation of the antidumping order. In connection with a third consecutive review resulting in a final determination that NHCI has not sold below normal value, NHCI could seek revocation of the antidumping order. In the fifth review, NHCI has requested that the antidumping order be revoked. However, the DOC has preliminarily determined that the order will not be revoked. The DOC's final determination in the fifth administrative review is scheduled for March 1999. In the meantime, the sixth administrative review covering the April 1, 1997 through July 31, 1998 period has been intitiated by the DOC with the DOC's final determination in the sixth review scheduled for September 1999. An elimination of the antidumping order could have a material adverse impact on magnesium prices, depending upon market conditions.

     The DOC has finalized administrative reviews of the CVD orders on imports of pure and alloy magnesium from Canada for the first five review periods as listed in the table below. The DOC has initiated the sixth CVD administrative review, which covers calendar 1997, and has scheduled the release of the final determination for that review for September 1999.


DESCRIPTION                      PERIOD          RATE
Original Determination        Calendar 1991     7.61%
1st Review                  12/6/91-12/31/92    9.86%
2nd Review                    Calendar 1993     7.34%
3rd Review                    Calendar 1994     4.48%
4th Review                    Calendar 1995     3.18%
5th Review                    Calendar 1996     2.78%
6th Review                    Calendar 1997     Initiated


   OTHER LEGAL PROCEEDINGS

     In April 1998, the United States filed a complaint against the Magcorp in the U.S. District Court for the District of Utah, alleging both statutory and common law claims. The United States alleges that Magcorp, in operating its Knolls Pond System, has taken magnesium out of mineral-laden ground water belonging to the United States without a mineral lease or payment of royalties. The United States makes these allegations even though prior to initiating its operations, Magcorp asked for, and received, assurance that the minerals were owned by the State of Utah. In a disclosure statement dated November 25, 1998, in accordance with Federal Rule of Civil Procedure 26(1)(C), requiring the disclosure of computation of damages, the United States claims that it has been damaged in the amount of $90 million. Management strongly believes this claim is based on the erroneous assumption that the magnesium produced from Knolls Pond brine came from groundwater belonging to the United States. The United States also claims that it is entitled to treble damages. Magcorp strongly disputes the United States' claims, and believes that the source of the minerals processed in the Knolls Pond System is the water pumped from the Great Salt Lake to the West Desert by the State of Utah - not groundwater - and that the Company properly purchased those minerals pursuant to an agreement with the State of Utah. The United States has to date not produced any evidence to support its claims or its alleged damages. Magcorp believes that the United States' claims and its computation of damages are without merit and is vigorously defending against them. Magcorp believes it should prevail on its defenses to the United States' claims. If the United States were to prevail, it could have a material adverse effect on the financial condition or results of the Company, the extent of which are not estimable at this time.

     With the exception of the trade cases and claim discussed above, neither the Company nor its Subsidiaries is a party to any material legal proceeding other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of fiscal year 1998 to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the Company's issued and outstanding common equity, 1,000 shares of common stock, no par value, are owned by a single stockholder, Group. There is no established public trading market for these shares.

     The Company paid to Group dividends totaling $7.2 million in fiscal 1998 and $6.6 million in fiscal 1997. In fiscal 1996, the Company paid to Group dividends totaling $88.95 million, including $75.03 million paid in conjunction with the issuance of 11.5% Senior Notes due 2003 described more fully in Note 5 to the Company's consolidated financial statements, appearing elsewhere herein. The payment of and amounts of dividends are restricted by the Company's long-term debt agreements, which generally allow dividends of up to 50% of consolidated net income. Based on profitability and after taking into account the Company's prospects and liquidity needs, the Company plans to pay quarterly dividends to the extent allowed by the Company's long-term debt agreements. See also Note 5 to the Financial Statements, "Long-term debt," included in ITEM 8,
Part II of this Form 10-K.


ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial and operating data relating to the consolidated results of the Company as of and for each of the years in the five year period ended October 31, 1998. Such selected information is qualified by and should be read in conjunction with the detailed information and consolidated financial statements and the notes thereto appearing elsewhere herein.


                                                                             YEAR ENDED OCTOBER 31,
                                                         --------------------------------------------------------------
                                                            1998         1997          1996         1995        1994
                                                         ---------    ---------    ----------    ---------   ----------
STATEMENT OF OPERATIONS DATA:                                                     (in thousands)
         Net sales                                       $ 189,699    $ 191,614    $ 196,974    $ 185,806    $ 132,950
         Cost of sales                                     125,823      129,093      116,808      121,189      106,364
         Depreciation, depletion, and amortization           8,289        7,451        6,509        5,770        5,604
         Selling, general, and administrative expenses      23,082       20,784       22,704       18,470       16,352
         Operating income                                   32,505       34,286       50,953       40,377        4,630
         Interest income                                     1,163        1,142        1,353          881          186
         Interest expense                                   18,871       18,697       13,045       10,138       10,208
         Income tax expense (benefit)                        4,342        4,963       13,534       11,143       (1,932)
         Income (loss) from continuing operations           10,455       11,768       25,727       19,977       (3,460)
         Extraordinary item                                   --           --         (7,284)        --           --
         Cumulative effect of accounting change               --           --           --           --             30
         Net income (loss)                                  10,455       11,768       18,443       19,977       (3,430)


                                                                                  October 31,
                                                         --------------------------------------------------------------
                                                            1998         1997          1996         1995        1994
                                                         ---------    ---------    ----------    ---------   ----------
BALANCE SHEET DATA:                                                               (in thousands)

         Working capital                                 $  62,512    $  54,079    $  47,677    $  58,880    $  36,911
         Property, plant, and equipment, net                35,385       37,715       36,613       32,014       30,862
         Total assets                                      125,974      126,387      118,658      116,551       89,038
         Total debt                                        154,977      155,183      154,150       78,012       78,839
         Stockholder's equity (deficit)                    (65,611)     (68,866)     (74,034)       4,760      (15,004)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company is a holding company incorporated on July 19, 1993 that has two wholly-owned operating companies, Magcorp and Sabel. Through Magcorp, the Company is engaged in the production and sale of magnesium and magnesium alloys for customers throughout the world. Group acquired Magcorp in August 1989. Sabel is a diversified company in the southeast United States primarily involved in the steel service center, scrap metal and rebar businesses. Sabel was acquired by Group in July 1987.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto and other financial information included elsewhere herein. Unless otherwise indicated, references to a year are to the Company's fiscal year ended October 31.

RESULTS OF OPERATIONS


                                                                    YEAR ENDED OCTOBER 31,
                                                             -----------------------------------
                                                               1998         1997          1996
                                                             --------    ---------      --------
                                                                        (in thousands)
Sales by business segment:
    Magcorp                                                 $ 141,333    $ 147,113    $ 152,941
    Sabel                                                      48,366       44,501       44,033
                                                            ----------   ----------    ---------
        Total sales                                           189,699      191,614      196,974
Cost of sales                                                 125,823      129,093      116,808
Depreciation, depletion, and amortization                       8,289        7,451        6,509
Selling, general, and administrative expenses                  23,082       20,784       22,704
                                                            ----------   ----------    ---------
        Total operating income                                 32,505       34,286       50,953
Interest income                                                 1,163        1,142        1,353
Interest expense                                              (18,871)     (18,697)     (13,045)
                                                            ----------   ----------    ---------
Earnings before income taxes                                   14,797       16,731       39,261
Income tax expense                                              4,342        4,963       13,534
                                                            ----------   ----------    ---------
Net income before extraordinary items                          10,455       11,768       25,727
Extraordinary item - extinguishment of debt, net of taxes        --           --         (7,284)
                                                            ----------   ----------    ---------
Net income                                                  $  10,455    $  11,768    $  18,443
                                                            ----------   ----------    ---------
                                                            ----------   ----------    ---------




1998 COMPARED TO 1997

     SALES for 1998 decreased 1.0% over 1997. The decrease was attributable to a 3.9% decrease in Magcorp's revenues, which was offset by an 8.7% increase in Sabel's revenues. Magcorp's average selling price for magnesium decreased 1.8% and magnesium shipments decreased 3.5%. Foreign import competition continues to put pressure on magnesium volumes and pricing, particularly in the steel desulfurization segment of the magnesium business. Magnesium pricing and volume are dependent on overall market supply and demand, and there is no certainty that current trends will not continue. Sabel's sales increase was primarily due to the opening of a new steel service center in Newnan, Georgia in November 1997, offset by decreases in steel industry pricing in general. Sabel sales volume and prices were adversely affected by imports during the final quarter.

     COST OF SALES for 1998 decreased 2.5% from 1997 on a consolidated basis. Magcorp's cost of sales decreased 6.2% due primarily to decreases in acquired energy costs when compared to the corresponding period in 1997. Unit costs of electricity decreased 32% over 1997 levels, which reflects the amended utility contract that became effective January 1998. Magcorp's cost of sales is highly sensitive to acquired energy costs and levels of production. The cost of sales at Sabel increased 9.4%, which is primarily due to the opening of a new steel service center in Newnan, Georgia in November 1997.

     DEPRECIATION, DEPLETION AND AMORTIZATION for 1998 increased 11.2% from 1997 primarily due to increased depreciation of property, plant and equipment as a result of recent capital equipment additions.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for 1998 increased 11.1% from 1997 due to in large part to increased costs associated with the new steel service center at Sabel and increased development costs and computer software consulting costs at Magcorp. Development costs increased 14.8% in 1998 due to magnesium process enhancement piloting at Magcorp.

     INTEREST INCOME for 1998 increased $21,000 from 1997 due to cash and cash equivalent balances on hand that increased to a month-end average of $25.7 million in the current period from a month-end average of $23.5 million in the corresponding prior period.

     INTEREST EXPENSE for 1998 increased $174,000 due primarily to higher revolving credit borrowings at Sabel in 1998. This increase was offset by a decrease in interest expense attributable to the redemption on July 15, 1998 of the remaining $1.5 million of 12% Senior Notes due 2000.

     INCOME TAXES are estimated at statutory rates, including estimates of available credits, for both years presented.

1997 COMPARED TO 1996

     SALES for 1997 decreased 2.7% over 1996. The decrease was attributable to a 3.8% decrease in Magcorp's revenues, which was offset by a 1.1% increase in Sabel's revenues. Magcorp's average selling price for magnesium decreased 8.8% while magnesium shipments increased 5.9%. Effective January 1, 1997, Magcorp reduced its list price 6.7%, and other manufacturers announced similar reductions. Competition from primarily PRC and Russian producers reduced prices. Magnesium volumes improved due to stronger demand across most market segments. According to IMA statistics, estimated market shipments to western world customers for the first nine months of calendar 1997 were up 11.6% over the comparable period in 1996. Sabel's sales increase was primarily due to higher prices in the steel service center markets, together with slightly higher volumes.

     COST OF SALES for 1997 increased 10.5% from 1996 on a consolidated basis. Magcorp's cost of sales increased 13.5% due primarily to increases in acquired energy costs when compared to the corresponding period in 1996. Unit costs of electricity rose 23.6% and unit costs of natural gas rose 15.0% over 1996 levels. Magcorp's cost of sales is highly sensitive to acquired energy costs and levels of production. The cost of sales at Sabel increased 2.0%, reflecting increasing prices and volumes in primarily the steel service center markets during the year.

     DEPRECIATION, DEPLETION AND AMORTIZATION for 1997 increased 14.5% from 1996 primarily due to increased depreciation of property, plant and equipment as a result of recent capital equipment additions.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for 1997 decreased 8.5% primarily due to decreased compensation expense, offset by increased development and legal costs when compared to the corresponding period in 1996. As discussed below, a $3.85 million one-time compensation expense charge was incurred in 1996 in conjunction with the issuance of $150 million of 11.5% Senior Notes. Development costs increased $1.8 million in 1997 due to magnesium process enhancement piloting at Magcorp.

     INTEREST INCOME for 1997 decreased $0.2 million from 1996 due to a decrease in cash and cash equivalent balances on hand to a month-end average of approximately $23 million in the current year from a month-end average of approximately $26 million in the corresponding prior year. Additionally, lower-yield tax-free municipal bond funds also made up part of the 1997 balances.

     INTEREST EXPENSE for 1997 increased $5.6 million primarily as a result of the issuance of the 11.5% Senior Notes in July 1996, which increased long-term debt by $76.5 million.

     INCOME TAXES are estimated at statutory rates, including estimates of available credits, for both years presented.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise from working capital requirements, capital investments and interest payment obligations. The Company's primary available source of liquidity is from cash provided by operating activities. The Company also has available $40.0 million in revolving credit facilities that provide for advances by the lender based on specified percentages of eligible accounts receivable and inventories to a maximum of

$33.0 million for Magcorp and $7.0 million for Sabel, net of outstanding letters of credit. As of October 31, 1998, the unused amounts available to Magcorp and Sabel were approximately $28.1 million and $2.5 million, respectively. During 1998, Sabel had net borrowings of $1.3 million under its revolving credit facility to fund working capital requirements. Magcorp has not borrowed cash under its revolving credit facility since November 1994.

     Cash provided by operating activities was $8.6 million for 1998 compared to $19.9 million for the corresponding 1997 period. The decrease in operating cash flow in 1998 compared to 1997 resulted primarily from increases in inventories and decreases in accrued expenses, offset primarily by decreases in accounts receivable. Magcorp is increasing inventory levels in 1998 and 1999 to accommodate decreases in production that are planned to take place during the period of conversion to new electrolytic cell technology discussed below. The increase in inventories is also attributable to increased volumes on hand of recycled die cast magnesium to be processed by third parties or already processed by third parties.

     Capital expenditures were $6.0 million for 1998. Capital expenditures are budgeted at approximately $24 million for 1999 and $24 million for 2000. An estimated $40 million of estimated capital expenditures for 1999, 2000 and 2001 are related to new electrolytic cell technology that is expected to improve manufacturing efficiencies and ensure compliance with future environmental standards. Prototype work continues on the electrolytic cell conversion program. Assuming the successful completion of prototype work by mid-1999, the conversion of the remaining cells is expected to take place over a period of two to three years. As a result, the associated cost reductions and related manufacturing efficiencies are not expected to be realized in the Company's operating results until the end of 2000 or early in 2001.

     On July 15, 1998, as provided by the terms of the indenture governing the Company's 12% Senior Notes due 2000, the Company redeemed all of the remaining $1.5 million of the Notes at 104% of the principal amount together with accrued and unpaid interest to that date.

     During 1998, dividends totaling $7.2 million were paid on all outstanding shares to the Company's sole stockholder, Group. The declaration and payment of dividends by the Company are restricted by the Company's long-term debt agreements, which generally allow dividends on a cumulative basis up to 50% of consolidated net income earned since the issuance of the 11.5% Senior Notes. Based on profitability and after taking into account the Company's prospects and liquidity needs, the Company plans to pay quarterly dividends to the extent allowed by the Company's long-term debt agreements. Management anticipates that existing cash balances and cash generated from operations and available revolving credit facilities will be sufficient to finance the Company's liquidity needs for the foreseeable future.

     On January 15, 1999, Group filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a C corporation to that of an S corporation, effective November 1, 1998. At the same time, Group designated the Company as a qualified Subchapter S subsidiary. As a result of such designation, generally, no provision for income taxes will be included in the Company's consolidated statements of income for periods beginning after October 31, 1998. See Note 17 to the Financial Statements, "Subsequent Event," included in ITEM 8, Part II and "-Tax Sharing Agreement," included in ITEM 13, Part III of this Form 10-K.

     The Company's long-term debt agreements contain numerous covenants and prohibitions that limit the financial activities of the Company, including requirements that the Company satisfy certain financial ratios and limitations on additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependent upon future operating performance and financial results of the Company, which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond its control.

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

     For IT systems, the evaluation phase is complete. IT projects since 1994 have been planned with Year 2000 compliance in mind, and no other IT projects have been deferred to accommodate Year 2000 costs. Replacement of mainframe-based IT systems began in 1994 and as a result, the renovation phase is approximately 95% complete. The Company anticipates completion of renovation, testing and implementation of its IT systems by July 1999. Since Year 2000-related replacements began in 1994, the Company has expensed approximately $1 million in IT maintenance or modification costs and capitalized approximately $700,000. Remaining IT modification costs and capital costs are each estimated to be less than $100,000, which is about one-quarter of the IT budget.

     The Company's IT and non-IT systems are not materially interdependent. Process control and other non-IT systems are being evaluated individually and may require replacement software, reprogramming or other corrective actions. Completion status of non-IT systems is estimated to be as follows: evaluation; 90%, renovation; 60%, testing; 50%, and implementation; 40%. Because the evaluation phase of process control systems is not complete, management is unable at this time to estimate the timetable for completion of remaining phases. However, total remaining costs for all non-IT phases combined are preliminarily estimated not to exceed $75,000.

     The Year 2000 issue is a potentially significant issue for most companies, with implications that cannot be anticipated or predicted with any degree of certainty. The Company is communicating with third parties material to the Company's operations, including electric and natural gas utility companies, to determine the extent of the Company's vulnerability to the failure of third parties to remediate their own Year 2000 issues. The Company will use information learned from this process in developing its contingency plans to mitigate the effect of suppliers that will not be Year 2000 ready on a timely basis. The Company is presently dependent on a single source for certain of its energy and raw materials needs. If certain vendors are unable to supply the energy or raw materials on a timely basis in 2000, it could result in the Company being unable to operate or require the Company to operate at a reduced level. In addition, the lack of accurate and timely Year 2000 information from suppliers of automation and process control systems and components or suppliers' inability to provide Year 2000 ready replacement components could result in the Company being unable to operate, or require the Company to operate at a reduced level, in 2000. There can be no assurance that third parties material to the Company's operations will be Year 2000 compliant, or that their failure to be compliant will not have an adverse effect on the Company's operations.

     The Company intends to make the modifications necessary to mitigate the risk of disruption to its operations. The remaining costs of this project and its timely completion are dependent upon numerous assumptions about future events, including availability of certain resources, third party remediation plans, and other factors, many of which are beyond the Company's control. Contingency plans are being developed as part of the project, but a timetable for completion has not been established.

ENVIRONMENTAL MATTERS

     The Company and its operations are subject to an increasing number of federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge and solid and hazardous waste disposal. Environmental laws and regulations continue to change rapidly and it is likely that the Company will be subject to increasingly stringent environmental standards. Compliance with such laws and regulations is a significant factor in the Company's operations as it is with all domestic industrial facilities. The Company believes that it has to date materially complied with all federal, state and local environmental regulations and is committed to maintaining its compliance with these laws. See "ITEM 1. Business--Environmental Matters."

FORWARD-LOOKING STATEMENTS

     This report includes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry capacity; demand; industry trends; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; successful completion of planned installation of new technology and major equipment failures.

ITEM 8.  FINANCIAL STATEMENTS.

     Financial statements follow immediately and are listed in ITEM 14 of Part IV of this report.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholder
Renco Metals, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Renco Metals, Inc. and subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of income, stockholder's equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 1998. In conjunction with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renco Metals, Inc. and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     KPMG LLP

Salt Lake City, Utah
December 9, 1998, except as to
    note 17, which is as of
    January 15, 1999

                       RENCO METALS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                            October 31, 1998 and 1997

                (dollars in thousands, except per share amounts)


                                     Assets                                                      1998         1997
                                     ------
                                                                                               ---------    ---------
Current assets:
    Cash and cash equivalents                                                               $    21,690       26,607
    Accounts receivable, less allowance for doubtful accounts of
      $514 in 1998 and 1997                                                                      25,749       27,480
    Income tax refund receivable                                                                    230          131
    Inventories, net                                                                             34,500       24,744
    Prepaid expenses                                                                              2,794        3,078
                                                                                               ---------    ---------
           Total current assets                                                                  84,963       82,040
Property, plant, and equipment, net                                                              35,385       37,715
Other assets, net                                                                                 5,626        6,632
                                                                                               ---------    ---------
                                                                                            $   125,974      126,387
                                                                                               ---------    ---------
                                                                                               ---------    ---------

                       Liabilities and Stockholder's Deficit
                       -------------------------------------
Current liabilities:
    Current installments of long-term debt                                                  $        23           18
    Accounts payable                                                                              7,279        8,262
    Accrued expenses                                                                             15,052       19,451
    Deferred income taxes                                                                            97          230
                                                                                               ---------    ---------
           Total current liabilities                                                             22,451       27,961
Long-term debt, excluding current installments                                                  154,954      155,165
Postretirement medical benefits                                                                   6,773        6,794
Deferred income taxes                                                                             1,966        2,008
Other liabilities                                                                                 5,441        3,325
                                                                                               ---------    ---------
           Total liabilities                                                                    191,585      195,253
                                                                                               ---------    ---------
Stockholder's deficit:

    10% preferred stock, $1,000 par value.  Authorized, 8,500
      shares; issued and outstanding no shares                                                        -            -

    Common stock, no par value.  Authorized, issued, and
      outstanding 1,000 shares                                                                        1            1
    Additional paid-in capital                                                                      500          500
    Accumulated deficit                                                                         (66,112)     (69,367)
                                                                                               ---------    ---------
           Net stockholder's deficit                                                            (65,611)     (68,866)
Commitments and contingencies
                                                                                               ---------    ---------
                                                                                            $   125,974      126,387
                                                                                               ---------    ---------
                                                                                               ---------    ---------


See accompanying notes to consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended October 31, 1998, 1997, and 1996

                             (dollars in thousands)


                                                                                    1998        1997         1996
                                                                                  ---------   ----------   ----------
Sales                                                                          $   189,699     191,614      196,974
Costs and expenses:
    Cost of sales                                                                  125,823     129,093      116,808
    Depreciation, depletion, and amortization                                        8,289       7,451        6,509
    Selling, general, and administrative expenses                                   23,082      20,784       22,704
                                                                                  ---------   ----------   ----------
           Income from operations                                                   32,505      34,286       50,953
Interest income                                                                      1,163       1,142        1,353
Interest expense                                                                   (18,871)    (18,697)     (13,045)
                                                                                  ---------   ----------   ----------


           Income before income taxes and extraordinary item                        14,797      16,731       39,261
Income tax expense                                                                   4,342       4,963       13,534
                                                                                  ---------   ----------   ----------
           Income before extraordinary item                                         10,455      11,768       25,727


Extraordinary item - extinguishment of debt (less applicable
   income tax benefit of $4,559)                                                         -           -       (7,284)
                                                                                  ---------   ----------   ----------
           Net income                                                          $    10,455      11,768       18,443
                                                                                  ---------   ----------   ----------
                                                                                  ---------   ----------   ----------


See accompanying notes to consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES

            Consolidated Statements of Stockholder's Equity (Deficit)

                  Years ended October 31, 1998, 1997, and 1996

                             (dollars in thousands)



                                                                                              MINIMUM         NET
                                                                                              PENSION        STOCK-
                                                                 ADDITIONAL      ACCUM-       LIABILITY      HOLDER'S
                                      PREFERRED                    PAID-IN       ULATED       ADJUST-        EQUITY
                                        STOCK     COMMON STOCK     CAPITAL       DEFICIT       MENT         (DEFICIT)
                                    ------------- ------------  -------------  -----------  ------------- -----------
Balances at October 31, 1995       $      8,500              1           500      (4,028)           (213)     4,760

    Retirement of preferred stock        (8,500)             -             -           -               -     (8,500)

    Dividends                                 -              -             -     (88,950)              -    (88,950)


    Minimum pension
      liability adjustment                    -              -             -           -             213        213
    Net income                                -              -             -      18,443               -     18,443
                                    ------------- ------------  -------------  -----------  ------------- -----------
Balances at October 31, 1996                  -              1           500     (74,535)              -    (74,034)

    Dividends                                 -              -             -      (6,600)              -     (6,600)
    Net income                                -              -             -      11,768               -     11,768
                                    ------------- ------------  -------------  -----------  ------------- -----------
Balances at October 31, 1997                  -              1           500     (69,367)              -    (68,866)

    Dividends                                 -              -             -      (7,200)              -     (7,200)
    Net income                                -              -             -      10,455               -     10,455
                                    ------------- ------------  -------------  -----------  ------------- -----------
Balances at October 31, 1998       $          -              1           500     (66,112)              -    (65,611)
                                    ------------- ------------  -------------  -----------  ------------- -----------
                                    ------------- ------------  -------------  -----------  ------------- -----------

See accompanying notes to consolidated financial statements.


                       RENCO METALS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended October 31, 1998, 1997, and 1996

                             (dollars in thousands)


                                                                                    1998        1997        1996
                                                                                  ---------   ---------   ---------
Cash flows from operating activities:
    Net income                                                                 $    10,455      11,768      18,443
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation, depletion, and amortization                                    8,289       7,451       6,509
        Extraordinary item - extinguishment of debt                                      -           -      11,843
        Amortization of financing fees                                                 989         989         853
        Loss on disposal of equipment                                                   43          29          76
        Deferred income taxes                                                         (175)       (187)        561
        Provision for bad debts                                                         37         163         152
        Postretirement and deferred compensation plans                                 118         476        (940)
        Debt retirement premium                                                         60           -           -
        Decrease (increase) in operating assets:
           Accounts receivable                                                       1,694      (2,779)      2,838
           Income tax refund receivable                                                (99)      1,336        (891)
           Inventories                                                              (9,756)      1,703      (4,583)
           Prepaid expenses                                                            284      (1,415)     (1,095)
           Other assets                                                                 (6)         10          28
        Increase (decrease) in operating liabilities:
           Accounts payable                                                           (983)        468         282
           Accrued expenses                                                         (4,399)        (35)      5,159
           Other liabilities                                                         2,000           -           -
                                                                                  ---------   ---------   ---------
                  Net cash provided by operating activities                          8,551      19,977      39,235
                                                                                  ---------   ---------   ---------
Cash flows from investing activities:
    Capital expenditures                                                            (6,014)     (8,604)    (11,223)
    Proceeds from sale of equipment                                                     12          22          40
                                                                                  ---------   ---------   ---------
                  Net cash used in investing activities                             (6,002)     (8,582)    (11,183)
                                                                                  ---------   ---------   ---------
Cash flows from financing activities:
    Net borrowings (repayments) under revolving credit agreements                    1,311       1,052        (347)
    Repayment of long-term debt                                                     (1,517)        (19)    (73,516)
    Financing fees and tender offer premiums paid                                      (60)          -     (16,051)
    Borrowings of long-term debt                                                         -           -     150,000
    Dividends to Group                                                              (7,200)     (6,600)    (88,950)
    Retirement of preferred stock                                                        -           -      (8,500)
                                                                                  ---------   ---------   ---------
                  Net cash used in financing activities                             (7,466)     (5,567)    (37,364)
                                                                                  ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents                                    (4,917)      5,828      (9,312)
Cash and cash equivalents, beginning of year                                        26,607      20,779      30,091
                                                                                  ---------   ---------   ---------
Cash and cash equivalents, end of year                                         $    21,690      26,607      20,779
                                                                                  ---------   ---------   ---------
                                                                                  ---------   ---------   ---------


                       RENCO METALS, INC. AND SUBSIDIARIES

                  Years ended October 31, 1998, 1997, and 1996

                             (dollars in thousands)


                                                                                    1998         1997        1996
                                                                                  ---------    ---------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest                                         $    17,934        17,708      9,014
Cash paid during the year for income taxes                                           4,617         3,815      9,363

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Minimum pension liability adjustment to other assets                           $        23           806        (87)
Minimum pension liability adjustment to other liabilities                               23           806        300


See accompanying notes to consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        October 31, 1998, 1997, and 1996

                             (dollars in thousands)

(1)    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

       Renco Metals, Inc. (Renco Metals) is a holding company incorporated in Delaware in July, 1993, and is a 100 percent owned subsidiary of The Renco Group, Inc. (Group).

       The accompanying consolidated financial statements include the accounts of Renco Metals and its subsidiaries, Magnesium Corporation of America (Magcorp) and Sabel Industries, Inc. (Sabel) (collectively, the Company). Renco Metals is a holding company that has no independent operations, and its only assets are cash and its investments in Magcorp and Sabel. Magcorp owns and operates a magnesium production plant on the Great Salt Lake at Rowley, Utah, and sells pure magnesium and magnesium alloys to domestic and international customers. Sabel is a diversified company in the southeast United States primarily involved in the steel service center, scrap metal, and rebar businesses.

       Renco Metal's senior notes are unconditionally and fully guaranteed, jointly and severally, by both of its subsidiaries, Magcorp and Sabel (the Guarantors). Separate financial statements of the Guarantors are not presented because, in management's opinion, such financial statements would not be material to investors. Summarized financial information on the combined Guarantors is presented below:

               SUMMARIZED COMBINED GUARANTOR FINANCIAL INFORMATION


                                                                                Years ended October 31,
                                                                            -------------------------------
                                                                               1998       1997       1996
                                                                            ---------  ---------  ---------
             Combined Guarantor statement of operations data:
                 Net sales                                                 $ 189,699    191,614    196,974
                 Cost of sales                                               125,823    129,093    116,808
                 Income before extraordinary items                            10,452     11,748     25,603
                 Net income                                                   10,452     11,748     18,319


                                                                                 October 31,
                                                                            -------------------
                                                                               1998      1997
                                                                            ---------  --------
             Combined Guarantor balance sheet data:
                 Current assets                                            $  83,687     78,793
                 Noncurrent assets                                            41,011     44,347
                 Current liabilities                                          16,300     21,336
                 Noncurrent liabilities                                       19,134     15,792


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

                             (dollars in thousands)


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)  CASH AND CASH EQUIVALENTS

            For purposes of reporting cash flows, the Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of the following:


                                                              1998        1997
                                                             --------   --------
                 Money market funds                          $10,787      8,408
                 Certificates of deposit                         203        200
                                                             --------   --------
                                                             $10,990      8,608
                                                             --------   --------
                                                             --------   --------



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

       (d)  OTHER ASSETS

            Other assets include financing costs associated with long-term debt. The costs are being amortized using the straight-line method over the period of the related long-term debt. Other assets consist of the following:


                                                                       1998      1997
                                                                     -------   -------
                 Loan origination and financing fees                $ 6,680     6,680
                 Unrecognized pension prior service cost              1,232     1,255
                 Deposits and other                                      16        10
                                                                     -------   -------
                                                                      7,928     7,945
                 Less accumulated amortization                        2,302     1,313
                                                                     -------   -------
                                                                    $ 5,626     6,632
                                                                     -------   -------
                                                                     -------   -------

                       RENCO METALS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             (dollars in thousands)


       (e)  DEFERRED COMPENSATION

            Magcorp and Sabel each have deferred compensation agreements with certain key employees in the form of net worth appreciation participation agreements. The deferred compensation is based on the increase in net worth of the respective company from a specified date. The aforementioned agreements have been accounted for as deferred compensation in the accompanying consolidated financial statements.

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

       (g)  INCOME TAXES

            The Company and Group file a consolidated federal income tax return and have a tax sharing agreement which requires that the operating companies provide for federal and state income taxes as if they were filing separate income tax returns except that generally, no carryforward of net operating losses is permitted, unless such losses are generated by net tax temporary differences. Under the terms of the agreement, each subsidiary is required to remit to Group the amount of current federal income taxes provided. (See note 17.)

       (h)  USE OF ESTIMATES IN PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

            The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (i)  RESEARCH AND DEVELOPMENT COSTS

            Research and development costs are expensed as incurred and totaled $2,599, $2,263 and $510 for 1998, 1997, and 1996, respectively.

                       RENCO METALS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             (dollars in thousands)


       (j)  FINANCIAL INSTRUMENTS

            The carrying value of accounts receivable, accounts payable, and accrued expenses approximates their estimated value due to the relative short maturity of these instruments.

       (k)  RECLASSIFICATIONS

            Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation.

(3)    INVENTORIES

       Inventories consist of the following:

                                                                     1998       1997
                                                                   --------   --------
               Finished goods                                     $ 24,451     16,264
               Brine in ponds                                        1,100      1,400
               Spare parts and supplies                              8,740      7,683
               Raw materials and work-in-process                       743        760
                                                                   --------   --------
                                                                    35,034     26,107
               Less LIFO reserve                                       534      1,363
                                                                   --------   --------
                                                                  $ 34,500     24,744
                                                                   --------   --------
                                                                   --------   --------


       LIFO inventory was reduced in 1997. This reduction resulted in charging lower inventory costs prevailing in previous years to cost of sales, thus reducing cost of sales by approximately $410 below the amount that would have resulted from replacing the liquidated inventory at October 31, 1997 prices.

(4)    PROPERTY, PLANT, AND EQUIPMENT

       Property, plant, and equipment are summarized as follows:

                                                                        Depreciable
                                                                           lives         1998       1997
                                                                       --------------   --------   --------
               Land                                                           -        $    519        519
               Buildings                                                     30           6,232      5,722
               Equipment                                                    7-15         73,935     69,155
               Leasehold improvements                                        3-5            859        859
               Construction-in-process                                        -           5,828      5,565
                                                                                        --------   --------
                                                                                         87,373     81,820
               Less accumulated depreciation and amortization                            51,988     44,105
                                                                                        --------   --------
                                                                                       $ 35,385     37,715
                                                                                        --------   --------
                                                                                        --------   --------

                              RENCO METALS, INC. AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements

                                      (dollars in thousands)


(5)    LONG-TERM DEBT

       Long-term debt is summarized as follows:



                                                    1998         1997
                                                 ---------    ---------
       For Renco Metals:
           11.5% senior notes (a)               $  150,000      150,000
           12% senior notes (b)                          -        1,500
       For Magcorp:
           Revolving credit facility (c)                 -            -
       For Sabel:
           Revolving credit facility (c)             4,538        3,227
           9.7% mortgage note                          439          456
                                                 ---------    ---------
                                                 ---------    ---------
              Total long-term debt                 154,977      155,183
       Less current installments                        23           18
                                                 ---------    ---------
              Long-term debt,
                excluding current installments  $  154,954      155,165
                                                 ---------    ---------
                                                 ---------    ---------


       The aggregate maturities of long-term debt for each of the twelve-month periods subsequent to October 31, 1998 are as follows: 1999, $23; 2000, $25; 2001, $28; 2002, $4,568; 2003, $150,333, and thereafter, none.

       As of October 31, 1998, the fair value of the 11.5 percent senior notes was $142,500 based on the quoted market price. The carrying values of the revolving credit facility and mortgage note are not materially different from the estimated fair value.

       (a)  11.5% SENIOR NOTES

            In July of 1996, Renco Metals issued $150,000 aggregate principal amount of 11.5 percent senior notes (the Notes) due July 1, 2003. The Notes were registered under the Securities Act of 1933, as amended, effective June 27, 1996. Proceeds from the issuance of the Notes together with available cash were used to: (i) retire $73,500 of the existing $75,000 12 percent senior notes due 2000 (Old Notes) at a rate of 112.75 percent of the principal amount outstanding plus accrued interest pursuant to a tender offer and consent solicitation, (ii) redeem all of the existing 10 percent preferred stock, held by Group, with a par value of $8,500, (iii) pay a dividend to Group in the amount of $75,028, (iv) pay certain contractual compensation payments related to the dividend totaling $5,252 to certain executives of Magcorp, and (v) pay related fees and expenses. An extraordinary charge of $7,284 (net of income tax benefits of $4,559) was incurred as a result of the early extinguishment of Old Notes.

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

                                RENCO METALS, INC. AND SUBSIDIARIES

                            Notes to Consolidated Financial Statements

                                      (dollars in thousands)


       (a)  11.5% SENIOR NOTES (continued)

            Except under certain circumstances defined in the indenture governing the Notes, the Notes are not redeemable prior to July 1, 2000. Thereafter, the Notes are redeemable in whole or part, at the option of Renco Metals, at redemption prices ranging from 105.75 percent to 100 percent of the principal amount, depending on the date of redemption. The indenture governing the Notes contains certain covenants, that, among others, limit the type and amount of additional indebtedness that may be incurred by Renco Metals and impose limitations on investments, loans, advances, the payment of dividends and making of certain other payments, the creation of liens, certain transactions with affiliates, and certain mergers. At October 31, 1998, Renco Metals was in compliance with all applicable covenants.

       (b)  12% SENIOR NOTES (OLD NOTES)

            Concurrent with the issuance of the 11.5 percent Notes described above, Renco Metals purchased $73,500 of the $75,000 aggregate principal amount of Old Notes through a tender offer and consent solicitation, and amendments to the indenture governing the Old Notes were executed, leaving $1,500 of Old Notes remaining outstanding. On July 15, 1998, Renco Metals redeemed all of the remaining $1,500 of Old Notes at 104 percent of the principal amount thereof, together with accrued and unpaid interest.

       (c)  REVOLVING CREDIT FACILITIES

            Magcorp and Sabel each have revolving credit facility agreements that provide for advances by the lender based on specified percentages of eligible accounts receivable and inventories to a maximum of $33,000 for Magcorp and $7,000 for Sabel. Advances bear interest at the prime rate plus three quarters of one percent, payable monthly, and are secured primarily by all receivables and inventories of the borrower. In addition, the lender may extend up to $5,000 and $1,500 of letter of credit accommodations to Magcorp and Sabel, respectively, within the limits set forth above. Outstanding letters of credit under the agreements at October 31, 1998 total $2,370 for Magcorp and none for Sabel. Based on these criteria as of October 31, 1998, the unused amounts available to Magcorp and Sabel were approximately $28,100 and $2,500, respectively. The revolving credit facilities will continue until August 2002 and from year to year thereafter, provided that either Magcorp or Sabel, as the case may be, or the lender may terminate either of the facilities as of August 31, 2002, or any subsequent anniversary date on 60 days advance written notice.

            The revolving credit facilities contain various covenants and restrictions including financial covenants, which specify that Magcorp and Sabel maintain specified ratios or minimum financial amounts with regard to net worth and working capital, as well as restrictions regarding additional indebtedness, liens, loans, dividends, and transactions with affiliates. At October 31, 1998, Magcorp and Sabel were in compliance with all applicable covenants.

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

(7)    INCOME TAXES

       Components of income tax expense follow, allocated to income from continuing operations:


                                                Current    Deferred     Total
                                               ---------   ----------   --------
         1998:
             Federal                           $   3,715          10      3,725
             State                                   802        (185)       617
                                               ---------   ----------   --------

                                               $   4,517        (175)     4,342
                                               ---------   ----------   --------
                                               ---------   ----------   --------
         1997:
             Federal                           $   4,317         (64)     4,253
             State                                   833        (123)       710
                                               ---------   ----------   --------
                                               $   5,150        (187)     4,963
                                               ---------   ----------   --------
                                               ---------   ----------   --------
         1996:
             Federal                           $  11,036         204     11,240
             State                                 1,937         357      2,294
                                               ---------   ----------   --------

                                               $  12,973         561     13,534
                                               ---------   ----------   --------
                                               ---------   ----------   --------

       In addition to the above income taxes, the Company recognized a current income tax benefit of $4,559 in 1996 related to extraordinary losses on the early retirement of debt (see note 5).

       The statutory federal income tax rate is reconciled to the effective income tax rate as follows:


                                                                     1998       1997       1996
                                                                 ---------   ---------   ---------
         Computed "expected" tax expense                          $  5,179      5,856       13,742
         State and local tax, net of federal benefit                   402        523        1,381
         Depletion                                                  (1,060)    (1,374)      (1,553)
         Change in deferred tax asset valuation allowance              (66)         -            -
         Other                                                        (113)       (42)         (36)
                                                                  ---------  ---------   ---------
                    Income tax provision                          $  4,342      4,963       13,534
                                                                  ---------  ---------   ---------
                                                                  ---------  ---------   ---------

                                RENCO METALS, INC. AND SUBSIDIARIES

                            Notes to Consolidated Financial Statements

                                      (dollars in thousands)



       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 1998 and 1997, are as follows:


                                                               1998        1997
                                                            ---------   ---------
       Deferred tax assets:
         Bad debt reserves                                    $   194        194
         Inventories-uniform capitalization                       194        247
         Payroll related accruals                                 238        191
         Deferred compensation                                    258        211
         Miscellaneous accruals                                   374        124
         Net operating loss carryforwards                         294      1,613
         Postretirement medical benefit                         1,106      1,114
         Environmental reserve                                    459        459
                                                             --------    -------

              Total gross deferred tax assets                   3,117      4,153
              Less valuation allowance                            827        893
                                                             --------    -------
              Net deferred tax assets                           2,290      3,260
                                                             --------    -------
         Deferred tax liabilities:
           Inventory basis difference                            (827)      (827)
           Accumulated depreciation                            (3,526)    (4,671)
                                                             --------    -------
              Total gross deferred tax liabilities             (4,353)    (5,498)
                                                             --------    -------
              Net deferred tax liability                      $(2,063)    (2,238)
                                                             --------    -------
                                                             --------    -------
         Deferred income taxes - current                      $   (97)      (230)
         Deferred income taxes - noncurrent                    (1,966)    (2,008)
                                                             --------    -------
              Net deferred tax liability                      $(2,063)    (2,238)
                                                             --------    -------
                                                             --------    -------


       The total valuation allowance was reduced by $66 in 1998 due to utilization of net operating loss carryforwards. No change was made in the total valuation allowance for 1997. Management believes that existing taxable temporary differences, net of the established valuation allowance, will more likely than not reverse within the applicable carryforward periods to allow future realization of existing net deferred tax assets.

(8)    RELATED PARTY TRANSACTIONS

       Magcorp has $318 payable to Group at October 31, 1998 and 1997, that is noninterest bearing. The payable is included in other liabilities in the accompanying consolidated balance sheets and is subordinated to the liabilities described in note 5.

       Group provides management services to the Company under a management agreement. Such services include operational consulting, budget review, income tax consulting, and contracting for insurance under master policies. Pursuant to the agreement, which expires on October 31, 2000, Group provides such services to the Company for an annual management fee of $1,200. The Company paid management fees to the Group of $1,200 for each of the years ended in the three-year period ended October 31, 1998.

                                RENCO METALS, INC. AND SUBSIDIARIES

                            Notes to Consolidated Financial Statements

                                      (dollars in thousands)



(8)    RELATED PARTY TRANSACTIONS (continued)

       During 1998 and 1997, the Company paid to Group dividends totaling $7,200 and $6,600, respectively. During 1996, the Company paid to Group dividends totaling $88,950, including $75,028 paid in conjunction with the issuance of the 11.5 percent Notes discussed in note 5.

(9)    EMPLOYEE BENEFIT PLANS

       MAGCORP

       HOURLY DEFINED BENEFIT PENSION PLAN AND SALARIED POSTRETIREMENT MEDICAL PLAN

       Pension benefits for Magcorp's defined benefit plan for hourly employees are generally based on a flat dollar amount times years of credited service. Magcorp's funding policy is to contribute amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations.

       Magcorp's self-insured, fee-for-service postretirement medical benefit plan provides health care benefits to salaried retirees who retire from active employment status on or after age 65 with ten or more years of service. Qualified retirees receive lifetime benefits for themselves. The retiree's spouse also receives coverage that continues for one year after the retiree's death. Employees who retire on or after age 55 with less than ten years but at least five years or more of service receive benefits only after age 65.

                                RENCO METALS, INC. AND SUBSIDIARIES

                            Notes to Consolidated Financial Statements

                                      (dollars in thousands)



       The following provides a reconciliation of benefit obligations, plan assets, and funded assets of the plans:


                                                                                       Other
                                                               Pension             postretirement
                                                               benefits               benefits
                                                         -------------------      -------------------
                                                           1998       1997          1998       1997
                                                         --------   --------      --------   ---------
                                                         --------   --------      --------   ---------
        Change in benefit obligation:
           Beginning of year                              $ 5,919     4,366         2,563      3,308
             Service cost                                     292       202           106        166
             Interest cost                                    427       314           185        239
             Amendments                                         -     1,180             -          -
             Actuarial (gain) loss                            214       (96)          112     (1,135)
             Benefits paid                                    (87)      (47)          (41)       (15)
                                                          -------   -------       -------    -------
             End of year                                    6,765     5,919         2,925      2,563
        Change in plan assets:
             Fair value at beginning of year                4,555     3,683
             Actual return on plan assets                     514       546
             Employer contributions                           530       373
             Benefits paid                                    (88)      (47)
                                                          -------   -------

             Fair value at end of year                      5,511     4,555

        Reconciliation of funded status:
             Funded status                                 (1,254)   (1,364)       (2,925)    (2,563)
             Unrecognized actuarial gain                     (300)     (384)       (3,848)    (4,231)
             Unrecognized prior service cost                1,532     1,639             -          -
                                                          -------   -------       -------    -------
             Net amount recognized                            (22)     (109)       (6,773)    (6,794)
                                                                                  -------    -------
                                                                                  -------    -------

        Amounts recognized in the consolidated balance sheets:
             Accrued benefit liability                     (1,254)   (1,364)
             Intangible asset                               1,232     1,255
                                                          -------   -------
             Net amount recognized                        $   (22)     (109)
                                                          -------   -------
                                                          -------   -------
        Assumptions (weighted average):
             Discount rate                                   7.00%     7.25%         7.00%      7.25%
             Expected return on plan assets                  8.25%     8.25%

       For measurement purposes, a 7.2 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 4.5 percent by 2007 and remain at that level.

                                RENCO METALS, INC. AND SUBSIDIARIES

                            Notes to Consolidated Financial Statements

                                      (dollars in thousands)



       Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                                       1-percentage-point   1-percentage-point
                                                                            increase             decrease
                                                                       ------------------   ------------------
        Effect on total of service and interest cost components              $   34                 (30)
        Effect on postretirement benefit obligation                          $  313                (283)


       Net periodic pension and other postretirement benefit costs include the following components:

                                                                                                  Other
                                                                   Pension                    postretirement
                                                                  benefits                       benefits
                                                         ---------------------------   ----------------------------
                                                          1998      1997      1996      1998      1997      1996
                                                         -------   -------   -------   -------   -------   -------
        Components of net periodic benefit cost
             Service cost                                 $ 292      202       192       106       166       155
             Interest cost                                  427      314       290       185       239       212
             Expected return on assets                     (384)    (306)     (263)        -         -         -
             Amortization of unrecognized net gain            -        -         -      (270)     (202)     (219)
             Amortization of prior year service cost        108       38        38         -         -         -
                                                         ------    -----     -----     -----      ----      ----
             Net periodic benefit cost                   $  443      248       257        21       203       148
                                                         ------    -----     -----     -----      ----      ----
                                                         ------    -----     -----     -----      ----      ----

       The unrecognized net gain in the postretirement medical plan is being amortized over a period of approximately fifteen years, which represents the average future working lifetime of the plan participants.

       THRIFT PLANS AND SALARY DEFINED CONTRIBUTION PLAN

       Magcorp has a salaried thrift plan and an hourly thrift plan that qualify under the Internal Revenue Code Section 401(k). The plans are available to substantially all employees. Magcorp may make discretionary matching contributions of 50 percent of each hourly employee's contribution, and 75 percent of each salaried employee's contribution, up to the first six percent of the employee's compensation. Matching contributions were $447, $442, and $432 for 1998, 1997, and 1996, respectively.

       Contributions for Magcorp's defined contribution plan are based upon age, years of service, and gross compensation for each salaried employee, and totaled approximately $735, $557, and $709, for 1998, 1997, and 1996,
       respectively.

                                RENCO METALS, INC. AND SUBSIDIARIES

                            Notes to Consolidated Financial Statements

                                      (dollars in thousands)


       SABEL

       Under an agreement with the United Steelworker's Union, which covers certain production employees, Sabel contributes to a pension plan based on a set amount per hour worked for covered employees. The contributions to the plan were $90, $82, and $40 for 1998, 1997, and 1996, respectively.

       Sabel has a noncontributory profit sharing plan for management and administrative employees. The amount of the annual contribution, if any, is at the discretion of Sabel and is not to exceed 15 percent of the compensation of the eligible employees. No contributions were made in 1998 or 1997. Contributions were $99 for 1996.

(10)   LEASES

       The Company has several noncancelable operating leases, primarily for office and warehouse space, and machinery and equipment. These leases generally contain renewal options. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of October 31, 1998 are listed below:



              Year ending October 31:
                  1999                                          $   1,941
                  2000                                              1,394
                  2001                                              1,073
                  2002                                                954
                  2003                                                168
                  Thereafter                                          196
                                                                ---------
                     Total minimum lease payments               $   5,726
                                                                ---------
                                                                ---------


       Rent expense aggregated $4,101, $2,412, and $2,393 for 1998, 1997, and 1996, respectively. Included in rental expense was contingent rental expense of approximately $118, $73, and $80 for 1998, 1997, and 1996, respectively. Additionally, included in rental expense are leases of certain office and warehouse space from entities in which the president of Sabel holds an indirect material interest. Rent expense for such leases aggregated approximately $ 383, $336, and $331 for 1998, 1997, and 1996, respectively.

                                RENCO METALS, INC. AND SUBSIDIARIES

                            Notes to Consolidated Financial Statements

                                      (dollars in thousands)


(11)   COMMITMENTS AND CONTINGENCIES

       (a)  LITIGATION

            In April 1998, the United States filed a complaint against Magcorp in the U.S. District Court for the District of Utah, seeking damages, including treble damages, in alleging that Magcorp has taken magnesium out of mineral-laden ground water belonging to the United States without a mineral lease or payment of royalties. Management strongly believes this claim is based on the erroneous assumption that the disputed minerals came from groundwater belonging to the United States. Management strongly disputes the United States' claims, and believes that the source of the disputed minerals is the water pumped from the Great Salt Lake to the West Desert by the State of Utah - not groundwater - and that the Company properly purchased those minerals pursuant to an agreement with the State of Utah. The United States has to date not produced any evidence to support its claims. Management is vigorously defending against the claims and in the opinion of management, after consulting with legal counsel, the ultimate resolution of this uncertainty will not result in a future loss that would be material to the Company's financial condition, results of operations or liquidity.

            The Company and its subsidiaries are involved in other litigation arising in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, based upon the advice of outside counsel, such litigation will not have any material effect on the Company.

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

       (c)   ENVIRONMENTAL MATTERS

             The Company is and will continue to be subject to numerous federal and state environmental laws and regulations governing, among other things, air emissions, waste water discharge, and solid and hazardous waste disposal. The Company believes that it has made and intends to continue to make the necessary expenditures for compliance with environmental laws and regulations. Environmental laws and regulations have changed rapidly in recent years, and the Company may be subject to more stringent environmental laws and regulations in the future. The Company cannot currently assess the impact of more stringent standards on its results of operations or financial condition. Magcorp plans to spend a minimum of $40,000 of its capital expenditure budget for 1999, 2000, and 2001, in an electrolytic cell conversion program designed to meet environmental regulatory requirements, and for anticipated other future requirements. There can be no assurance that Magcorp's program will be successful, and to the extent it is not successful, it could have a material adverse effect on the Company's financial condition and results of operations.

                                RENCO METALS, INC. AND SUBSIDIARIES

                            Notes to Consolidated Financial Statements

                                      (dollars in thousands)


(12)   ACCRUED EXPENSES

       Accrued expenses consist of:


                                                                           1998      1997
                                                                         -------   -------
         Utilities                                                      $  1,854     5,845
         Salaries, bonuses, vacation, and other related accruals           3,131     3,756
         Interest                                                          5,750     5,803
         Taxes, other than income                                            581       579
         Other                                                             3,736     3,468
                                                                        --------    ------
                                                                        $ 15,052    19,451
                                                                        --------    ------
                                                                        --------    ------

(13)   SEGMENT INFORMATION

       The Company classifies its operations into two business segments: magnesium production and steel fabrication and wholesaling. There are no intersegment sales. Summarized financial information by business segment is as follows:

                                                    1998         1997         1996
                                                 ---------    ---------   ----------
              Net sales:
                  Magnesium                      $ 141,333      147,113     152,941
                  Steel                             48,366       44,501      44,033
                                                 ---------    ---------    --------
                                                 $ 189,699      191,614     196,974
                                                 ---------    ---------    --------
                                                 ---------    ---------    --------
              Income from operations:
                  Magnesium                      $  30,970       32,889      49,119
                  Steel                              1,640        1,444       1,938
                  Corporate                           (105)         (47)       (104)
                                                 ---------    ---------    --------
                                                 $  32,505       34,286      50,953
                                                 ---------    ---------    --------
                                                 ---------    ---------    --------
              Identifiable assets:
                  Magnesium                      $ 107,359      107,016      99,796
                  Steel                             16,926       16,124      15,624
                  Corporate                          1,689        3,247       3,238
                                                 ---------    ---------    --------
                                                 $ 125,974      126,387     118,658
                                                 ---------    ---------    --------
                                                 ---------    ---------    --------
              Capital expenditures:
                  Magnesium                      $   5,827        7,492      10,564
                  Steel                                187        1,112         659
                                                 ---------    ---------    --------
                                                 $   6,014        8,604      11,223
                                                 ---------    ---------    --------
                                                 ---------    ---------    --------
              Depreciation, depletion,
                and amortization:
                  Magnesium                      $   7,838        7,054       6,106
                  Steel                                451          397         403
                                                 ---------    ---------    --------
                                                 $   8,289        7,451       6,509
                                                 ---------    ---------    --------
                                                 ---------    ---------    --------

                                RENCO METALS, INC. AND SUBSIDIARIES

                            Notes to Consolidated Financial Statements

                                      (dollars in thousands)


(14)   SIGNIFICANT CUSTOMERS AND EXPORT SALES

       During 1998 and 1997, sales to any single customer did not exceed ten percent of total consolidated revenues. During 1996, sales to one Magcorp customer approximated 12 percent of total revenues. The following table summarizes export sales to various geographic areas:


                                                       1998       1997      1996
                                                     -------    -------   --------
            Net export sales:
                Europe                                $ 5,951     6,276     8,524
                Japan                                   1,442     2,132     3,718
                Canada                                  1,389     1,165     1,262
                Other                                     136       194     1,670
                                                      -------   -------   -------
                                                      $ 8,918     9,767    15,174
                                                      -------   -------   -------
                                                      -------   -------   -------

(15)   YEAR 2000

       Many information technology and process control systems used in the current business environment were designed to use only two digits in the date field and thus may not function properly in the Year 2000 and after. This could result in system failures or in miscalculations causing disruption of operations including, but not limited to, an ability to process transactions, to send and receive electronic data, or to engage in routing business activities and operations.

       The Company intends to make the necessary modifications necessary to mitigate the risk of disruption to its operations. The costs of this project and its timely completion are dependent upon numerous assumptions about future events, including availability of certain resources, third party remediation plans, and other factors, many of which are beyond the Company's control. If such modifications are not completed timely, or if any of the Company's suppliers do not successfully deal with the Year 2000 issue, the Year 2000 issue could have a material adverse impact on the operations of the Company.

(16)   RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, and Statement of Financial Accounting Standards No. 131, DISCLOSURES OF SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. These statements, which are effective for periods beginning after December 15, 1997, expand or modify disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operation, or cash flows.

                                RENCO METALS, INC. AND SUBSIDIARIES

                            Notes to Consolidated Financial Statements

                                      (dollars in thousands)


(17)   SUBSEQUENT EVENT

       On January 15, 1999 Group filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a C corporation to that of an S corporation, effective November 1, 1998. At the same time, Group elected for the Company to be treated as a qualified Subchapter S subsidiary (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company will continue to provide for state and local income taxes for the taxing jurisdictions that do not recognize QSSS status, however management believes this will be immaterial to the Company. As a result of this change in tax status, the elimination of deferred tax assets and liabilities for income tax purposes will be recorded as part of income tax benefit as of the effective date of the change.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The following table sets forth certain information regarding the directors and executive officers of the Company, Magcorp and Sabel:




                   NAME                     AGE                  POSITION
             Ira Leon Rennert............... 64   Chairman, Director and Chief Executive
                                                  Officer of the Company, Chairman of
                                                  Magcorp and Sabel
             Roger L. Fay................... 53   Vice President, Finance of the Company
             Michael H. Legge............... 52   President and Chief Executive Officer of
                                                  Magcorp
             Keith Sabel.................... 48   Director, President and Chief Executive
                                                  Officer of Sabel
             Justin W. D'Atri............... 71   Director of Sabel
             Howard I. Kaplan............... 54   Vice President of Sales and Marketing of
                                                  Magcorp
             Ron L. Thayer.................. 39   Vice President of Operations of Magcorp
             Lee R. Brown................... 52   Vice President of Human Resources and Public
                                                  and Governmental Affairs of Magcorp
             Todd R. Ogaard................. 43   Vice President of Finance and Administration
                                                  of Magcorp

    IRA LEON RENNERT has been the Chairman, Chief Executive Officer and sole member of the Board of Directors of the Company since its inception and has been the Chairman, CEO and principal shareholder of Group since its first acquisition in 1975. Group holds controlling interests in a number of manufacturing and distribution concerns operating in businesses not competing with the Company, including WCI Steel, Inc. and its parent company, Renco Steel Holdings, Inc., AM General Corporation, The Doe Run Resources Corporation, and Lodestar Holdings, Inc., for all of which Mr. Rennert serves as a Director.

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

    JUSTIN W. D'ATRI, a practicing attorney in New York, New York from 1952 until his retirement in June 1996, has been Secretary and a director of, and legal counsel for, Group since its inception and is now a consultant to Group, and has been Secretary of the Company since its incorporation. Mr. D'Atri has been the Secretary and a director of Sabel since 1987 and Secretary of Magcorp since August 1989.

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

    TODD R. OGAARD joined Magcorp in February 1994 and assumed Vice President of Finance responsibilities effective February, 1995. Mr. Ogaard is a certified public accountant. Prior to joining Magcorp, he was a Senior Manager with the accounting and consulting firm of KPMG LLP and had been with that firm in various capacities from September 1981 through January 1994.


ITEM 11.  EXECUTIVE COMPENSATION.

    The following table sets forth certain information concerning compensation of the named executive officers by the Company for services rendered to it in all capacities during fiscal 1998, 1997 and 1996:


SUMMARY COMPENSATION TABLE


                                                                     Long-term
                                                                       Compen-
                                                                       sation
            Name and                Annual Compensation (1)            -------            All Other
            Principal               -----------------------              LTIP               Compen-
            Position          Year     Salary      Bonus              Payouts (3)           sation
-------------------------     ----     ------      -----              ----------          ----------
Ira Leon Rennert (2)          1998     $  -       $  -                $    -            $1,200,000 (2)
Chairman and                  1997        -          -                     -             1,200,000 (2)
 Chief Executive Officer      1996        -          -                     -             1,200,000 (2)

Michael H. Legge              1998      153,333    250,000               216,000            24,419 (4)
President and                 1997      120,756    250,000               198,000            24,139 (4)
 Chief Executive Officer      1996      120,756    275,000             2,668,490            17,850 (4)
 of Magcorp

Keith Sabel                   1998      135,887     50,000                 -                    -  (5)
President and                 1997      131,915     50,000                 -                    -  (5)
 Chief Executive Officer      1996      128,797    141,000                 -                 5,625 (5)
 of Sabel

Howard I. Kaplan              1998      103,149    110,000                72,000            24,915 (4)
Vice President of             1997       94,723    100,000                66,000            22,026 (4)
 Sales and Marketing          1996       94,723    180,000               889,497            21,989 (4)
 of Magcorp

Ron L.Thayer                  1998       96,592    130,000                72,000             6,400 (4)
Vice President of             1997       85,550    100,000                66,000             5,850 (4)
 Operations of Magcorp        1996       85,550    130,000               889,497             5,700 (4)

---------------------

(1) Value of perquisites per individual did not exceed the lesser of $50,000 or 10% of total salary and bonus per named executive officer.

(2) Mr. Rennert receives no cash compensation directly from the Company. He is Chairman of the Board. All of the Company's issued and outstanding capital stock is owned by Group, which is 97.9% owned through trusts established by him for himself and members of his family. Group receives a management fee from the Company pursuant to a management agreement. The amount shown includes the $1.2 million annual management fee paid by the Company to Group for each fiscal year. See "ITEM 13. Certain Relationships and Related Transactions."

(3) The amounts shown as "LTIP Payouts" in the table for each named executive officer represent contractual payments under such officer's Net Worth Appreciation Agreement. See "--Net Worth Appreciation Agreements" below.

(4) The other compensation shown consists of employer contributions to a defined contribution pension plan and matching contributions under Magcorp's 401(k) savings plan.

(5) Consists of employer contributions to a noncontributory profit sharing plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company had no compensation committee during fiscal 1998. The sole member of the Board of Directors was Mr. Rennert. The compensation for the executive officers is fixed by negotiations between such executive officers and Mr. Rennert acting on behalf of Group.

    During 1998, no executive officer of the Company served (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Company's board of directors, (b) as a director of another entity, one of whose executive officers served on the Company's board of directors or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Director of the Company.

EMPLOYMENT AGREEMENTS

    Mr. Legge is employed by Magcorp pursuant to an employment agreement effective as of January 1, 1993 and as amended July 22, 1998, which continues until December 31, 1999 and for additional one-year periods thereafter unless terminated by either party by written notice given 30 days prior to the then current expiration date. Pursuant to such employment agreement, Mr. Legge will receive a base minimum annual salary of $220,000 and a bonus of at least $35,000 for each year in which Magcorp is profitable.

    Dr. Kaplan is employed by Magcorp pursuant to an employment agreement effective as of June 1, 1994 and as amended July 22, 1998, which continues until October 31, 1999 and for additional one-year periods thereafter unless terminated by either party by written notice given six months prior to the then current expiration date. Pursuant to such employment agreement, Mr. Kaplan will receive a base minimum annual salary of $120,000 and a bonus of at least $25,000 for each year in which Magcorp is profitable.

    Mr. Thayer is employed by Magcorp pursuant to an employment agreement effective as of January 1, 1993 and as amended July 22, 1998, which continues until December 31, 1999 and for additional one-year periods unless terminated by either party by written notice given 30 days prior to the then current expiration date. Pursuant to such employment agreement, Mr. Thayer will receive a base minimum annual salary of $120,000 and a bonus of at least $20,000 for each year in which Magcorp is profitable.

NET WORTH APPRECIATION AGREEMENTS

    Mr. Legge, Dr. Kaplan, Mr. Thayer and two other officers of Magcorp are each parties to Net Worth Appreciation Agreements ("NWAP Agreements") with Magcorp, under which each will be entitled to receive a fixed percentage of the increase in the net worth of Magcorp from August 1, 1996 until the end of the fiscal quarter preceding the date of the termination of his employment or, if the employee leaves voluntarily, following the expiration of 30 days after his giving notice of resignation. Such amount is payable without interest in 40 equal quarterly installments commencing on the employee's termination, or, if later, the earlier of June 11, 2011 or his attaining the age 62 (or his prior death or disability), and so long as he has not engaged in any business competitive with that of Magcorp subsequent to leaving his employment. The maximum aggregate percentage payable to the five executives is 7% of such increase in the net worth of Magcorp.

    Mr. Sabel and one other officer of Sabel are each parties to NWAP Agreements with Sabel entitling them upon leaving the employment of Sabel to receive a fixed percentage of the increase in the net worth of Sabel from August 1, 1993 until the end of the fiscal quarter preceding the date of termination, payable without interest in 40 quarterly installments.

    Assuming all of the Company's executive officers had retired at October 31, 1998, an aggregate of $696,400 would have been payable to such executive officers pursuant to the NWAP Agreements.

    The NWAP Agreements also provide that, if while employed by Magcorp or Sabel, the respective company pays any cash dividend on its common stock, the respective company will make a cash payment to the applicable executive officer equal to the total amount of the cash dividend multiplied by their applicable fully vested participation percentage. In conjunction with the Company's dividends to Group, Magcorp's Board of Directors declared and paid to the Company dividends totaling $7.2 million in 1998, $6.6 million in 1997 and $88.95 million in 1996. Accordingly, an aggregate of $504,000 in 1998, $462,000 in 1997 and $6.23 million in 1996 was paid to the five Magcorp executive officers covered by Magcorp's NWAP Agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth the beneficial ownership of the outstanding equity securities of the Company as of January 27, 1999:


                                            NAME AND ADDRESS OF           AMOUNT AND NATURE OF      PERCENT
            TITLE OF CLASS                    BENEFICIAL OWNER            BENEFICIAL OWNERSHIP      OF CLASS
            --------------                  --------------------          --------------------      --------
   Common stock, no par value. ............ The Renco Group, Inc.(1)(2)   1,000 shares, Direct        100%
---------------------------------------------

(1)   The address of Group is 30 Rockefeller Plaza, Suite 4225,
      New York, NY 10112.

(2) All of the Company's issued and outstanding capital stock is owned by Group, which is 97.9% owned through trusts established by Mr. Rennert for himself and members of his family. Mr. Rennert may be deemed to be the beneficial owner of the Company's capital stock. Roger L. Fay, Vice President, Finance of the Company, is Vice President, Finance and a minority stockholder of Group. Justin W. D'Atri, Secretary of the Company and the Subsidiaries, is Secretary and a director of Group and one of the trustees of the trusts mentioned in the preceding paragraph. No other executive officer of the Company or the Subsidiaries has any interest in Group. By virtue of Group's ownership of all the outstanding shares of capital stock of the Company, and. the ownership by Mr. Rennert's trusts of a majority of the capital stock of Group, Mr. Rennert is in a position to control actions that require the consent of a majority of the holders of the Company's outstanding shares of capital stock, including the election of the board of directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   MANAGEMENT AGREEMENT

     Group provides management services to the Company under a management agreement (the "Management Agreement"). Such services include operational consulting, budget review, income tax consulting and contracting for insurance under master policies. Pursuant to the Management Agreement, Group provides such services to the Company for an annual management fee equal to $1.2 million. The Management Agreement expires on October 31, 2000. The Company paid management fees of $1.2 million to Group for each of the years in the three year period ended October 31, 1998. The Company believes that the cost of obtaining the type and quality of services rendered by Group under the Management Agreement was, and continues to be, no less favorable than that at which the Company could obtain such services from unaffiliated entities.

   INSURANCE SHARING PROGRAM

    To obtain the advantages of volume, Group purchases certain insurance coverage for its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. The major areas of the Company's insurance coverage obtained under the Group programs are property, business interruption, general, product and auto liability, casualty umbrella, fidelity, fiduciary and workers' compensation. The premiums for fidelity, fiduciary, property, business interruption, auto liability and casualty umbrella are allocated by Group substantially as indicated in the underlying policies. General and product liability and workers' compensation coverages are loss sensitive programs with both fixed and variable premium components. The fixed premium component for this coverage is allocated to each insured Group subsidiary based on factors that include historical guaranteed cost premium, the overall growth of each subsidiary and an assessment of risk based on loss experience. The fixed component is subject to revision resulting from the insurance carrier's audit of actual premium factors. As claims (the variable component) are paid, each insured within the loss sensitive program is charged for its claims up to a maximum amount and subject to an overall maximum for all insured subsidiaries. Each insured Group subsidiary has been assigned an individual maximum cost based on historical guaranteed cost premiums. The overall and individual subsidiary maximums are subject to revision based on audit of actual premium factors. If an insured Group subsidiary reaches its individual maximum cost, the other insured subsidiaries are required to share proportionately in the excess cost of the subsidiary which has reached its individual maximum. In 1998, the Company incurred costs of approximately $1.1 million under the Group insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.

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

     Effective with the beginning of fiscal 1999, Group, formerly a C corporation, elected to be treated as an S corporation for income tax purposes, pursuant to a change in the federal income tax laws allowing corporations with subsidiaries to elect such status. In connection with that election, Group is permitted to designate its wholly-owned subsidiaries as qualified Subchapter S subsidiaries, and the Company has so been designated. Because of this designation, substantially all of the Company's taxable income will be included in Group's shareholders' income tax returns. Generally, no provision for income taxes will be included in the Company's consolidated statements of income for periods beginning after October 31, 1998. The Company will continue to provide for state and local income taxes for those taxing jurisdictions that do not recognize qualified Subchapter S subsidiary status, although management believes such state and local taxes will not be material to the Company. However, under the "built-in gains" provisions of the tax law, Federal and state taxes may become payable and will be charged to the Company's consolidated statement of income. Such taxes are measured by the excess of the fair market value of assets over their tax bases on the effective date of the Subchapter S subsidiary designation if the associated assets are disposed of within the ten-year postdesignation period. It is not management's present intention to trigger any taxes under the built-in gain provisions of the tax laws. The Company's net deferred tax liabilities as of October 31, 1998 will be reflected as a credit to income in the Company's consolidated statement of income in the first quarter fiscal 1999.

   TRANSACTIONS WITH SABEL FAMILY

     Sabel leases certain of its facilities from an affiliate of the Sabel family under a lease running to July 31, 2002, which may be extended for an additional term of five years. Total rent payments during 1998 were $383,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     A.  Documents filed as part of this Form 10-K:

         1. FINANCIAL STATEMENTS (included in Part II, ITEM 8):
              Independent Auditors' Report                                                                        20

              Consolidated Balance Sheets - October 31, 1998 and 1997                                             21

              Consolidated Statements of Income - Years ended October 31, 1998, 1997 and 1996                     22


              Consolidated  Statements of  Stockholder's  Equity (Deficit) - Years ended October 31, 1998,
                  1997 and 1996                                                                                   23

              Consolidated Statements of Cash Flows - Years ended October 31, 1998, 1997 and 1996                 24

              Notes to Consolidated Financial Statements                                                          26


         2.  FINANCIAL STATEMENT SCHEDULES  (included in Part IV):

              Schedule II          Valuation and Qualifying Accounts                                              49

         Schedules not listed above have been omitted because the  information  required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

         3.  EXHIBITS

               EXHIBIT NO.              IDENTIFICATION OF EXHIBITS
               -----------              --------------------------
                  3.1     ----Certificate of Incorporation of Renco Metals, Inc.                            (1)

                  3.2     ----Certificate of Incorporation of Magnesium Corporation of America              (1)

                  3.3     --- Certificate of Incorporation of Sabel Industries, Inc.                        (1)

                  3.4     ----By-laws of Renco Metals, Inc.                                                 (1)

                  3.5     ----By-laws of Magnesium Corporation of America                                   (1)

                  3.6     ----By-laws of Sabel Industries, Inc.                                             (1)

                  4.1     ----Indenture  dated as of July 1, 1996 among Renco  Metals,  Inc., Issuer,       (6)
                              Magnesium Corporation of America and Sabel Industries, Inc.,
                              Guarantors, and State Street Bank and Trust,
                              successor Trustee, relating to 11-1/2% Senior Notes
                              Due 2003 (with form of Note and form of guarantee annexed)

                 10.1     ----Employment Agreements between Magnesium Corporation of America and:
                              a) Michael H. Legge, dated September 24, 1992 effective January 1, 1993       (1)
                              b) Ron L. Thayer effective June 1, 1994                                       (2)
                              c) Howard I. Kaplan dated June 10, 1994                                       (2)
                              d) Lee R. Brown, dated September 1, 1989                                      (1)
                              e) Todd R. Ogaard, dated December 1, 1994                                     (2)

                 10.1.1   ----Amendments to Employment Agreements between Magnesium Corporation of America and:
                              a) Michael H. Legge                                                          (10)
                              b) Ron L. Thayer                                                             (10)
                              c) Howard I. Kaplan                                                          (10)
                              d) Lee R. Brown                                                              (10)
                              e) Todd R. Ogaard                                                            (10)

                 10.2     ----Net Worth Appreciation Agreements between Magnesium Corporation of America and:
                              a) Michael H. Legge, dated September 24, 1992                                 (1)
                              b) Ron L. Thayer, dated September 24, 1992                                    (1)
                              c) Lee R. Brown, dated July 30, 1993                                          (1)
                              d) Howard I. Kaplan, dated June 10, 1994                                      (2)
                              e) Todd R. Ogaard, dated May 19, 1995                                         (3)

                 10.3     ----Amendments to Net Worth Appreciation Agreements between Magnesium
                              Corporation of America and:
                              a) Michael H. Legge                                                           (8)
                              b) Ron L. Thayer                                                              (8)
                              c) Lee R. Brown                                                               (8)
                              d) Todd R. Ogaard                                                             (8)
                              e) Howard I. Kaplan                                                           (8)

                 10.4     ----Management Consultant Agreement dated August 4, 1993 between The Renco        (1)
                              Group, Inc. and Renco Metals, Inc.

                 10.5     ----Amendment No. 1 to Management Consultant Agreement dated May 17, 1996         (5)
                              between The Renco Group, Inc. and Renco Metals, Inc.

                 10.6     ----Amended and Restated Loan and Security Agreement between Congress Financial   (1)
                              Corporation and Magnesium Corporation of America dated August 4, 1993

                 10.7     ----Amendment No. 1 dated January 31, 1996 to Amended and Restated Loan and       (4)
                              Security Agreement dated as of August 4, 1993, between
                              Congress Financial Corporation and Magnesium
                              Corporation of America, extending the term thereof
                              to August 4, 1998

                 10.8     ----Amendment No. 2 dated July 3, 1996 to Amended and Restated Loan and           (8)
                              Security Agreement dated as of August 4, 1993, between
                              Congress Financial Corporation and Magnesium
                              Corporation of America

                10.8.1    ----Amendment No. 3 dated August 28, 1997 to Amended and Restated Loan and        (9)
                              Security Agreement dated as of August 4, 1993, between
                              Congress Financial Corporation and Magnesium
                              Corporation of America

                10.8.2    ----Amendment No. 4 dated January 19, 1999 to Amended and Restated Loan and      (11)
                              Security Agreement dated as of August 4, 1993, between
                              Congress Financial Corporation and Magnesium
                              Corporation of America

                 10.9     ----Loan and Security Agreement between Congress Financial Corporation and        (1)
                              Sabel Industries, Inc. dated August 4, 1993


                 10.10    ----Amendment No. 1 dated January 31, 1996 to Loan and Security Agreement         (4)
                              dated as of August 4, 1993, between Congress Financial
                              Corporation and Sabel Industries, Inc., extending
                              the term thereof to August 4, 1998


                 10.11    ----Amendment No. 2 dated July 3, 1996 to Loan and Security  Agreement dated      (8)
                              as of August 4, 1993, between Congress Financial Corporation and
                              Sabel Industries, Inc.


                10.11.1   ----Amendment No. 3 dated August 28, 1997 to Loan and Security  Agreement dated   (9)
                              as of August 4, 1993, between Congress Financial Corporation and
                              Sabel Industries, Inc.


                10.11.2   ----Amendment  No. 4 dated  January  19,  1999 to Loan and  Security  Agreement  (11)
                              dated as of August 4, 1993, between Congress Financial Corporation and
                              Sabel Industries, Inc.

               EXHIBIT NO.              IDENTIFICATION OF EXHIBITS
               -----------              --------------------------

                 10.12    ----Agreement dated July 31, 1969 between the State of Utah, acting by and        (1)
                              through the State Land Board, and National Lead Company, as amended by Addendum dated March 7, 1970, Second
                              Addendum dated March 7, 1972 and Assignment to
                              Amax Magnesium Corporation dated October 31, 1980 (ML 18779)

                 10.13    ----Special Use Lease Agreement 711 dated July 14, 1987 between the State of      (1)
                              Utah, Division of State Lands and Forestry and Amax Magnesium Corporation

                 10.14    ----Amended Rights of Way No. U-54897, dated June 21, 1993 issued by the          (1)
                              United States Department of the Interior Bureau of Land Management,
                              Salt Lake District Office to Magnesium Corporation of America

                 10.15    ----Lease dated May 13, 1991 between Sabel Industries, Inc. as tenant and         (1)
                              Janis Sabel, the Estate of Mark Sabel, Marcelle Sabel Moers
                              a/k/a Marcel Sabel Moers, Dorothy Anne Bell and
                              Lee Altheimer as successors to the Estate of
                              Dorothy Altheimer with respect to premises known
                              as Theodore Highway 90, County of Mobile, Alabama

                 10.16    ----Lease dated July 1, 1977 between Dewey Emfinger and his wife, Bea             (1)
                              Emfinger, to  Sabel Steel Service Incorporated with respect to premises known at 599 Ross Clark Circle, Dothan,
                              Alabama and the sublease thereof to Sabel
                              Industries, Inc. then known as Ren Alabama Inc.
                              dated July 30, 1987

                 10.17    ----Lease dated July 30, 1987 between Mark Sabel, Janis Sabel, Marcel Moers       (1)
                              and Dorothy Altheimer, owner of an undivided 50% interest and Ted Cohen, owner of an undivided 50% interest, all as tenants in common, to
                              Sabel Industries, Inc. (name subsequently changed to JiMark Investment
                              Company, Inc.) with respect to premises known as 2811 Day Street, Montgomery,
                              Alabama and the sublease thereof to Sabel Industries, Inc., then known as Ren Alabama Inc., dated July 30, 1987. Note: Sabel Industries, Inc.
                              subsequently  purchased the undivided 50% interest of Mr. Cohen

                 10.18    ----Master Lease Indenture dated July 30, 1987 between Sabel Land Company,        (1)
                              a tenancy in common, comprised of Mark Sabel, Janis Sabel,
                              Marcel Moers and Dorothy Altheimer and Sabel
                              Industries, Inc. then known as Ren Alabama Inc.
                              covering premises known as Railroad Street, West
                              Lafayette Street, East Lafayette Street, 749 North
                              Court Street and 589 North Court Street, all in
                              Montgomery, Alabama (other premises covered by
                              this original lease are no longer used by Sabel
                              Industries, Inc.)

                 10.19    ----Brine Supply Agreement dated August 3, 1993 between AZKO Salt Inc. and        (1)
                              Magnesium  Corporation of America

                 10.20    ----Net Worth Appreciation Agreements between Sabel Industries, Inc. and:
                              a) Keith Sabel, dated January 24, 1994                                        (2)
                              b) Phillip Brown, dated January 24, 1994                                      (2)

                 10.21    ----Waiver of "Additional Fees" through October 31, 1995 dated                    (3)
                              January 11,1996 between The Renco Group, Inc. and Renco Metals, Inc.

                 21.1     ----Subsidiaries of Renco Metals, Inc.                                            (1)

                  27      ----Financial Data Schedule                                                      (11)

-----------------------------------------------------------------------------------------------------------

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

             (9) Previously filed and incorporated herein by reference from Renco Metals, Inc.'s Form 10-K for the fiscal year ended October 31, 1997 (File No. 333-4513)..

             (10) Previously filed and incorporated herein by reference from
                  Renco Metals, Inc.'s Form 10-Q for the quarterly period ended July 31, 1998 (File No. 333-4513).

             (11) Filed herewith electronically.

     B. No reports on Form 8-K were issued subsequent to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1998.

                                                                  Schedule II

                       RENCO METALS, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended October 31, 1998, 1997, and 1996

                             (dollars in thousands)


                                                                Balance      Additions      Deductions -
                                                                  at         charged to      write-offs     Balance
                                                               beginning     costs and        against       at end
                                                                of year      expenses        allowance      of year
                                                               ----------   -----------    --------------   --------
Year ended October 31, 1998: Applied against asset accounts:
       Allowance for doubtful accounts                        $      514             37             (37)         514
       Allowance for inventory obsolescence                          442              -               -          442
Year ended October 31, 1997: Applied against asset accounts:
       Allowance for doubtful accounts                        $      514            163            (163)         514
       Allowance for inventory obsolescence                          442              -               -          442
Year ended October 31, 1996: Applied against asset accounts:
       Allowance for doubtful accounts                        $      514            152            (152)         514
       Allowance for inventory obsolescence                          564              -            (122)         442


                               S I G N A T U R E S

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 RENCO METALS, INC.

                                                 (Registrant)

Date:         January 27, 1999                   By    /s/ Ira Leon Rennert
------------------------------                      --------------------------
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

Date:         January 27, 1999            /s/ Ira Leon Rennert
--------------------------------       ---------------------
                                             Ira Leon Rennert
                                             Chairman of the Board, sole
                                             Director, and Chief Executive
                                             Officer (Principal Executive
                                             Officer)

Date:         January 27, 1999            /s/ Roger L. Fay
--------------------------------       ----------------------
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