Form 10-Q
period 1999-01-31
RENCO METALS INC
filed 1999-03-17
CIK 911566

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JANUARY 31, 1999

                                       or

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

                                 (801) 532-2043
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                    [   ] YES        [X]   NO


Number of shares outstanding of each of the registrant's classes of common stock, as of March 12, 1999:
COMMON STOCK, NO PAR VALUE                                         1,000 SHARES

                                    FORM 10-Q
                               RENCO METALS, INC.
                         QUARTER ENDED JANUARY 31, 1999


                                TABLE OF CONTENTS


                                                                                                          PAGE NO.
TABLE OF CONTENTS                                                                                            2
PART I - FINANCIAL INFORMATION
     ITEM 1 -   FINANCIAL  STATEMENTS

         Condensed Consolidated Balance Sheets - January 31, 1999 And October 31, 1998                       3

         Condensed Consolidated Statements Of Income - Three Months Ended January 31, 1999
            And 1998                                                                                         4

         Condensed Consolidated Statements Of Cash Flows - Three Months Ended January 31, 1999
            And 1998                                                                                         5

         Notes To Consolidated Financial Statements                                                          6

     ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS                                                                        7

PART II - OTHER INFORMATION

     ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K                                                            11
SIGNATURES                                                                                                  12

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                       RENCO METALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            JANUARY 31,        October 31,
                                                                               1999                1998
                                     ASSETS                                (UNAUDITED)          (Audited)
                                    --------                               ------------        -----------
Current assets:
      Cash and cash equivalents                                             $  14,049           $  21,690
      Accounts receivable, less allowance for doubtful accounts of
         $551 in 1999 and $514 in 1998                                         23,191              25,749
      Inventories, net (note 2)                                                38,383              34,500
      Prepaid expenses and other current assets                                 3,215               3,024
                                                                            ---------           ---------
                  Total current assets                                         78,838              84,963
                                                                            ---------           ---------
Property, plant, and equipment, net                                            36,330              35,385
Other assets, net                                                               5,524               5,626
                                                                            ---------           ---------
                                                                            $ 120,692           $ 125,974
                                                                            ---------           ---------
                                                                            ---------           ---------
                     LIABILITIES AND STOCKHOLDER'S DEFICIT
                     -------------------------------------

Current liabilities:
      Current installments of long-term debt                                $      23           $      23
      Accounts payable                                                          6,430               7,279
      Accrued expenses and other current liabilities                            9,485              15,149
                                                                            ---------           ---------
                  Total current liabilities                                    15,938              22,451
                                                                            ---------           ---------
Long-term debt, excluding current installments                                154,678             154,954
Other liabilities                                                              12,219              14,180
                                                                            ---------           ---------
                  Total liabilities                                           182,835             191,585
                                                                            ---------           ---------
Stockholder's deficit:
      Common stock, no par value.  Authorized, issued, and
         outstanding 1,000 shares                                                   1                   1
      Additional paid-in capital                                                  500                 500
      Accumulated deficit                                                     (62,644)            (66,112)
                                                                            ---------           ---------
                  Total stockholder's deficit                                 (62,143)            (65,611)
                                                                            ---------           ---------
Commitments and contingencies
                                                                            ---------           ---------
                                                                            $ 120,692           $ 125,974
                                                                            ---------           ---------
                                                                            ---------           ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                     THREE MONTHS
                                                                  ENDED JANUARY 31,
                                                             ---------------------------
                                                                1999             1998
                                                             ----------       ----------
Sales                                                        $ 41,620           $ 47,419
Costs and expenses:
      Cost of sales                                            28,768             30,934
      Depreciation, depletion, and amortization                 2,336              2,276
      Selling, general, and administrative expenses             4,679              5,166
                                                             ----------       ----------
                  Total costs and expenses                     35,783             38,376
                                                             ----------       ----------
                     Income from operations                     5,837              9,043

Other income (expense):
      Interest income                                             239                316
      Interest expense                                         (4,671)            (4,720)
                                                             ----------       ----------
                  Total other income (expense)                 (4,432)            (4,404)
                                                             ----------       ----------
                     Income before income taxes                 1,405              4,639
Income tax (benefit) expense (note 3)                          (2,063)             1,362
                                                             ----------       ----------
                         Net income                          $  3,468           $  3,277
                                                             ----------       ----------
                                                             ----------       ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                     THREE MONTHS
                                                                                   ENDED JANUARY 31,
                                                                             ---------------------------
                                                                                1999               1998
                                                                             ----------         ---------
Net cash used in operating activities                                        $ (4,035)          $ (1,172)
                                                                             ----------         ---------
Cash flows from investing activities -
      Capital expenditures, net                                                (3,280)            (1,483)
                                                                             ----------         ---------
                  Net cash used in investing activities                        (3,280)            (1,483)
                                                                             ----------         ---------
Cash flows from financing activities:
      Net borrowings (repayments) under revolving credit agreements              (270)               905
      Repayment of long-term debt                                                  (6)                (5)
      Payment of financing fees                                                   (50)                 -
      Dividends                                                                     -             (2,000)
                                                                             ----------         ---------
                  Net cash used in financing activities                          (326)            (1,100)
                                                                             ----------         ---------
Decrease in cash and cash equivalents                                          (7,641)            (3,755)
Cash and cash equivalents, beginning of period                                 21,690             26,607
                                                                             ----------         ---------
Cash and cash equivalents, end of period                                     $ 14,049           $ 22,852
                                                                             ----------         ---------
                                                                             ----------         ---------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the period for interest                               $  8,737           $  8,830
      Cash paid during the period for income taxes                           $     65           $     12

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




(1)    BASIS OF PRESENTATION

       The accompanying condensed consolidated financial statements have been prepared from the accounting records of Renco Metals, Inc. (Renco Metals) and its subsidiaries (the Company), Magnesium Corporation of America (Magcorp), and Sabel Industries, Inc. (Sabel), without audit (except where presented data is specifically identified as audited) pursuant to the rules and regulations of the Securities and Exchange Commission. Renco Metals is a 100% owned subsidiary of The Renco Group, Inc. (Group). The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1998.

       Renco Metals' 11.5% Senior Notes due 2003 (Senior Notes) are unconditionally and fully guaranteed, jointly and severally, by both of its subsidiaries, Magcorp and Sabel (the Guarantors), each of which is wholly-owned. Separate financial statements of the Guarantors are not presented because, in management's opinion, such financial statements would not be material to investors because Renco Metals is a holding company with no independent operations and its only assets are cash and its investment in Magcorp and Sabel. Summarized financial information on the combined Guarantors is presented below:


               SUMMARIZED COMBINED GUARANTOR FINANCIAL INFORMATION

                                                                    Three months
                                                                  Ended January 31,
                                                                     (Unaudited)
                                                              -------------------------
                                                                 1999            1998
                                                              ---------       ---------
                                                                 (dollars in thousands)
              Statement of operations data:
                     Net sales                                 $41,620          $47,419
                     Cost of sales                             $28,768          $30,934
                     Income before extraordinary item          $ 3,450          $ 3,276
                     Net income                                $ 3,450          $ 3,276

                                                               JANUARY 31,    October 31,
                                                                  1999           1998
                                                              (UNAUDITED)      (Audited)
                                                              -----------     -----------
                                                                 (dollars in thousands)
              Balance sheet data:
                     Current assets                            $77,350          $83,687
                     Noncurrent assets                         $41,854          $41,011
                     Current liabilities                       $13,605          $16,300
                     Noncurrent liabilities                    $16,897          $19,134

(2)    INVENTORIES

       Inventories consist of the following:

                                                       JANUARY 31,     October 31,
                                                           1999           1998
                                                       (UNAUDITED)     (Audited)
                                                       -----------    -----------
                                                          (dollars in thousands)
              Finished goods                             $28,893          $24,451
              Brine in ponds                               1,141            1,100
              Spare parts and supplies                     8,207            8,740
              Raw materials and work-in-process              676              743
                                                       -----------    -----------
                                                          38,917           35,034
              Less LIFO reserve                              534              534
                                                       -----------    -----------
                                                         $38,383          $34,500
                                                       -----------    -----------
                                                       -----------    -----------


(3)    INCOME TAXES

       On January 15, 1999, Group filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Group elected for the Company to be treated as a qualified subchapter S subsidiary
       (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company will continue to provide for state and local income taxes for the taxing jurisdictions which do not recognize QSSS status, however, management believes this is not material to the Company. As a result of this change in tax status, the Company recognized an income tax benefit of $2,063,000 during the three months ended January 31, 1999, which includes the elimination of net deferred tax liabilities recorded as of October 31, 1998.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998

SALES for the three-month period ended January 31, 1999 decreased 12.2% over the prior period. The decrease was attributable to a 14.5% decrease in Magcorp's revenues and a 4.8% decrease in Sabel's revenues. Magnesium shipments decreased 12.5% and Magcorp's average selling price for magnesium decreased 1.4%. Foreign import competition primarily from Chinese and Russian producers continues to put pressure on magnesium volumes and pricing, particularly in the steel desulfurization segment of the magnesium business. According to International Magnesium Association statistics, calendar 1998 shipments by such non-western producers represented a 24% increase over 1997 levels, demonstrating the increased foreign imports in the markets. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no certainty that current trends will not continue. Sabel's sales decrease was due to overall price and volume decreases affecting the U.S. steel industry.

COST OF SALES for the three-month period ended January 31, 1999 decreased 7.0% on a consolidated basis. Magcorp's cost of sales decreased 7.5% due in large part to the decreases in sales volume noted above, offset by increases in certain energy costs when compared to the corresponding period in 1998. Magcorp's cost of sales is highly sensitive to acquired energy costs and levels of production. The 5.4% cost of sales decrease at Sabel is attributable to the volume decreases mentioned above.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the three-month period ended January 31, 1999 increased 3% due to increased depreciation of plant and equipment as the result of recent capital equipment additions.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the three-month period ended January 31, 1999 decreased primarily due to decreased development costs, legal costs, and profit-based accruals when compared to the corresponding period in 1998.

INTEREST INCOME for the three-month period ended January 31, 1999 decreased $77,000 due to cash and cash equivalent balances on hand that decreased to a month-end average of $21.0 million in the current period from a month-end average of $26.8 million in the corresponding prior period.

INTEREST EXPENSE for the three-month period ended January 31, 1999 was lower than that of the corresponding prior period due to lower long-term debt levels than in the corresponding prior period.

INCOME TAXES for the three-month period ended January 31, 1999 reflects the Company's change in taxable status effective November 1, 1998 described in
Note 3 to the condensed consolidated financial statements in Item 1 above. Accordingly, the Company recognized an income tax benefit of $2.1 million that represents the elimination of net deferred tax liabilities recorded as of October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital investments and interest payment obligations. The Company's primary available source of liquidity is from cash provided by operating activities. The Company also has available $40.0 million in revolving credit facilities that provide for advances by the lender based on specified percentages of eligible accounts receivable and inventories to a maximum of $33.0 million for Magcorp and $7.0 million for Sabel, net of outstanding letters of credit. As of January 31, 1999, the unused amounts available to Magcorp and Sabel were approximately $28.3 million and $2.7 million, respectively. During the three-month period ended January 31, 1999, Sabel repaid a net amount of $271,000 under its revolving credit facility. Magcorp has not borrowed cash under its revolving credit facility since 1994.

Cash used in operating activities was $4.0 million for the three-month period ended January 31, 1999 compared to $1.2 million for the corresponding prior period. The increase in cash used in operations in 1999 compared to 1998 resulted primarily from increases in inventories and decreases in accrued expenses, offset partially by decreases in accounts receivable. Magcorp is increasing inventory levels in 1999 to accommodate decreases in production that are planned to take place during the period of conversion to new electrolytic cell technology discussed below. The increase in inventories is also attributable to increased volumes on hand of recycled die cast magnesium to be processed by third parties or already processed by third parties. Cash flow has also been adversely affected by reduced operating income attributable to lower sales volume and pricing from increased import competition in both the magnesium and steel operations. Pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will not continue.

Capital expenditures were $3.3 million for the three-month period ended January 31, 1999. Capital expenditures are budgeted at approximately $20 million for 1999, $35 million for 2000 and $17 million for 2001. Of these projected capital expenditure amounts, an estimated total of $40 to $45 million is related to new electrolytic cell technology that is expected to improve manufacturing efficiencies and ensure compliance with future environmental standards. Prototype work continues on the electrolytic cell conversion program. Assuming the successful completion of prototype work by mid-1999, the conversion of the remaining cells is expected to take place over a period of two to three years. As a result, the associated cost reductions and related manufacturing efficiencies are not expected to be realized in the Company's operating results until 2001.

The declaration and payment of dividends by the Company are restricted by the Company's long-term debt agreements, which generally allow dividends on a cumulative basis up to 50% of consolidated net income earned since the issuance of the Senior Notes. Based on profitability and after taking into account the Company's prospects and liquidity needs, the Company plans to pay quarterly dividends to the extent allowed by the Company's long-term debt agreements. Management anticipates that existing cash balances and cash generated from operations and availability under its revolving credit facilities will be sufficient to finance the Company's liquidity needs for the foreseeable future.

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

YEAR 2000 BUSINESS MATTERS

Many information technology (IT) and process control systems used in the current business environment were designed to use only two digits in the date field and thus may not function properly in the Year 2000 and after. This could result in system failures or in miscalculations causing disruption of operations, including, but not limited to, an inability to process transactions, to send and receive electronic data, or to engage in routine business activities and operations. Management has initiated projects to prepare the Company's IT and process control systems to be Year 2000 compliant. The projects consist of four phases: evaluation, renovation, testing and implementation. The Company expects to both replace some systems and upgrade others. Projected funds to cover remaining remediation costs as incurred are expected to come from operations.

For IT systems, the evaluation phase is complete. IT projects since 1994 have been planned with Year 2000 compliance in mind, and no other IT projects have been deferred to accommodate Year 2000 costs. Replacement of mainframe-based IT systems began in 1994 and as a result, the renovation phase is approximately 95% complete. The Company anticipates completion of renovation, testing and implementation of its IT systems by July 1999. Since Year 2000-related replacements began in 1994, the Company has expensed approximately $1.1 million in IT maintenance or modification costs and capitalized approximately $700,000. Remaining IT modification costs, all expected to be expensed, are estimated to be less than $50,000.

The Company's IT and non-IT systems are not materially interdependent. Process control and other non-IT systems are being evaluated individually and may require replacement software, reprogramming or other corrective actions. Completion status of non-IT systems is estimated to be as follows: evaluation-100%; renovation-95%; testing-95%; and implementation-90%. The Company anticipates completion of renovation, testing and implementation of its process control systems by July 1999. Total remaining costs for all non-IT phases combined are estimated not to exceed $25,000.

The Year 2000 issue is a potentially significant issue for most companies, with implications that cannot be anticipated or predicted with any degree of certainty. The Company is communicating with third parties material to the Company's operations, including electric and natural gas utility companies, to determine the extent of the Company's vulnerability to the failure of third parties to remediate their own Year 2000 issues. The Company will use information learned from this process in developing its contingency plans to mitigate the effect of suppliers that will not be Year 2000 ready on a timely basis. The Company is presently dependent on a single source for certain of its energy and raw materials needs. If certain vendors are unable to supply the energy or raw materials on a timely basis in 2000, it could result in the Company being unable to operate or require the Company to operate at a reduced level. In addition, the lack of accurate and timely Year 2000 information from suppliers of automation and process control systems and components, or suppliers' inability to provide Year 2000 ready replacement components, could result in the Company being unable to operate, or require the Company to operate at a reduced level, in 2000. There can be no assurance that third parties material to the Company's operations will be Year 2000 compliant, or that their failure to be compliant will not have a material adverse effect on the Company's operations.

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

ENVIRONMENTAL MATTERS

Title III of the Clean Air Act will establish, on a published schedule, new national emission standards for hazardous air pollutants (NESHAPS). NESHAPS are to be based on maximum achievable control technology as determined by a comparison of installations at similar facilities in specific industry categories. Representatives from the Environmental Protection Agency have visited Magcorp's facility in preparation for the process of establishing NESHAPS for chlorine and hydrogen chloride emissions, which have been previously unregulated. It is expected that Magcorp will be required to make substantial reductions in chlorine emissions to meet NESHAPS for primary magnesium refineries that will be promulgated by November 2000, with an expected three to five year timetable for compliance following promulgation of the new standards.

In anticipation of the new standards, Magcorp has embarked on a program to install new electrolytic cell technology that will reduce chlorine emissions at the source. The new cells are also expected to significantly reduce costs because they have much higher throughput and are more energy efficient. Assuming the successful completion of prototype work by mid-1999, the conversion of the remaining cells is expected to take place over a period of two to three years. With respect to hydrogen chloride, Magcorp has recently installed and is successfully operating scrubbers to reduce pertinent emissions. Magcorp does not expect that it will be required to spend significant additional amounts to meet the new standards for hydrogen chloride. Magcorp plans to spend an estimated $40 to $45 million of its capital expenditure budget for 1999, 2000 and 2001, directly or indirectly, to meet environmental regulatory requirements, primarily for NESHAPS, and for other anticipated future requirements. Prototype cell-related project development expenses to date total $4.7 million. There can be no assurance that Magcorp's cell conversion program will be successful, and to the extent it is not successful, it could have a material adverse effect on the Company's financial condition and results of operations.

Representatives of the Utah State Division of Environmental Quality (UDEQ) Division of Solid and Hazardous Waste visited Magcorp in 1994 regarding the issue of whether piles of material generated in the electrolytic process, which cover an extensive land area at Magcorp's Rowley facility, can be classified as a hazardous or solid waste, and if so classified, what measures might be required to investigate and address these piles. No similar material has been classified by the State as hazardous or solid waste. The State accepted Magcorp's written storage plan, which does not consider the piles hazardous and under which no remediation or action by the Company is necessary. If the piles were at some point in the future to be classified as hazardous waste, thereby becoming subject to State regulation, corrective action could be required. The costs of such compliance, if any, could be material; however, such costs cannot be assessed at this time.

Sampling conducted by MagCorp and by UDEQ in 1998 indicated a low but measurable accumulation of chlorinated hydrocarbons in the form of dioxin/furan compounds in soil and sediment samples from a contained and permitted process wastewater collection and retention system used at the Magcorp plant site for over 25 years. While MagCorp does not consider, and believes that UDEQ does not consider, a health hazard to be associated with these preliminary sampling results, Magcorp intends to conduct additional sampling to verify that there are limited accumulations of these compounds in the wastewater area. An air emissions test is being planned to verify the suspected insignificance of any dioxins in air emissions from the facility. Management does not expect magnesium refineries to become subject to new regulations regarding these compounds in the near future. If these compounds do become subject to government regulation, the costs of such compliance, if any, could have a material adverse effect on the Company's financial condition and results of operations; however, such costs cannot be assessed at this time.

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements," which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry capacity; demand; industry trends; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; and successful completion of planned installation of new technology and major equipment failures. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such forward-looking statement is based.

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

                                            RENCO METALS, INC.
                                            (Registrant)






         March 12, 1999                       /s/    Ira Leon Rennert
------------------------------              ----------------------------
Date                                        Ira Leon Rennert
                                            Chairman of the Board and
                                            Principal Executive Officer






         March 12, 1999                       /s/    Roger L. Fay
------------------------------              ----------------------------
Date                                        Roger L. Fay
                                            Vice President - Finance
                                            Principal Financial and
                                            Accounting Officer