Form 10-Q
period 1999-04-30
RENCO METALS INC
filed 1999-06-11
CIK 911566

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended April 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                      / / YES        /X/   NO


Number of shares outstanding of each of the registrant's classes of common stock, as of June 4, 1999:

COMMON STOCK, NO PAR VALUE                                   1,000 SHARES

                                    FORM 10-Q
                               RENCO METALS, INC.
                          QUARTER ENDED APRIL 30, 1999


                                TABLE OF CONTENTS


                                                                                                          PAGE NO.
                                                                                                          --------
TABLE OF CONTENTS                                                                                            2

PART I - FINANCIAL INFORMATION

     ITEM 1 -   FINANCIAL  STATEMENTS

         Condensed Consolidated Balance Sheets - April 30, 1999 and October 31, 1998                         3

         Condensed Consolidated Statements Of Income - Six Months and Three Months Ended April 30,           4
            1999 and 1998

         Condensed Consolidated Statements Of Cash Flows - Six Months Ended April 30, 1999 and 1998          5

         Notes To Consolidated Financial Statements                                                          6

     ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        7

PART II - OTHER INFORMATION

     ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K                                                            11

SIGNATURES                                                                                                  12


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                      RENCO METALS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   APRIL 30,       OCTOBER 31,
                                                                                     1999             1998
                                     ASSETS                                       (UNAUDITED)       (AUDITED)
                                                                                 -------------    -------------
Current assets:
      Cash and cash equivalents                                                      $ 15,885         $ 21,690
      Accounts receivable, less allowance for doubtful accounts of
         $589 in 1999 and $514 in 1998                                                 24,543           25,749
      Inventories, net (note 2)                                                        42,713           34,500
      Prepaid expenses and other current assets                                         3,438            3,024
                                                                                 -------------    -------------
                  Total current assets                                                 86,579           84,963
                                                                                 -------------    -------------
Property, plant, and equipment, net                                                    37,012           35,385
Other assets, net                                                                       5,306            5,626
                                                                                 -------------    -------------
                                                                                     $128,897        $ 125,974
                                                                                 -------------    -------------
                                                                                 -------------    -------------

                     LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
      Current installments of long-term debt                                         $     23        $      23
      Accounts payable                                                                  7,491            7,279
      Accrued expenses and other current liabilities                                   14,442           15,149
                                                                                 -------------    -------------
                  Total current liabilities                                            21,956           22,451
                                                                                 -------------    -------------
Long-term debt, excluding current installments                                        154,954          154,567
Other liabilities                                                                      12,506           14,180
                                                                                 -------------    -------------
                  Total liabilities                                                   189,029          191,585
                                                                                 -------------    -------------
Stockholder's deficit:
      Common stock, no par value.  Authorized, issued, and
         outstanding 1,000 shares                                                           1                1
      Additional paid-in capital                                                          500              500
      Accumulated deficit                                                             (60,633)         (66,112)
                                                                                 -------------    -------------
                  Total stockholder's deficit                                         (60,132)         (65,611)
                                                                                 -------------    -------------
Commitments and contingencies
                                                                                 -------------    -------------
                                                                                     $128,897        $ 125,974
                                                                                 -------------    -------------
                                                                                 -------------    -------------



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  RENCO METALS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)
                        (DOLLARS IN THOUSANDS)


                                                               SIX MONTHS                   THREE MONTHS
                                                             ENDED APRIL 30,               ENDED APRIL 30,
                                                       ---------------------------   ---------------------------
                                                           1999           1998           1999           1998
                                                       ------------   ------------   ------------   ------------
Sales                                                     $ 87,567       $ 94,964       $ 45,947       $ 47,545
Costs and expenses:
      Cost of sales                                         60,313         60,540         31,545         29,606
      Depreciation, depletion, and amortization              4,672          4,406          2,336          2,130
      Selling, general, and administrative expenses         10,199         12,042          5,520          6,876
                                                       ------------   ------------   ------------   ------------
                  Total costs and expenses                  75,184         76,988         39,401         38,612
                                                       ------------   ------------   ------------   ------------
                     Income from operations                 12,383         17,976          6,546          8,933

Other income (expense):
      Interest income                                          363            585            124            269
      Interest expense                                      (9,330)        (9,450)        (4,659)        (4,730)
                                                       ------------   ------------   ------------   ------------
                  Total other income (expense)              (8,967)        (8,865)        (4,535)        (4,461)
                                                       ------------   ------------   ------------   ------------
                     Income before income taxes              3,416          9,111          2,011          4,472
Income tax (benefit) expense (note 3)                       (2,063)         2,720              -          1,358
                                                       ------------   ------------   ------------   ------------
                         Net income                        $ 5,479        $ 6,391        $ 2,011        $ 3,114
                                                       ------------   ------------   ------------   ------------
                                                       ------------   ------------   ------------   ------------



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    RENCO METALS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                        (DOLLARS IN THOUSANDS)


                                                                                          SIX MONTHS
                                                                                        ENDED APRIL 30,
                                                                                  ---------------------------
                                                                                      1999           1998
                                                                                  ------------    -----------
Net cash provided by operating activities                                              $  899        $ 2,875
                                                                                  ------------    -----------
Cash flows from investing activities -
      Capital expenditures, net                                                        (6,268)        (1,769)
                                                                                  ------------    -----------
                  Net cash used in investing activities                                (6,268)        (1,769)
                                                                                  ------------    -----------
Cash flows from financing activities:
      Net borrowings (repayments) under revolving credit agreements                      (375)         1,752
      Repayment of long-term debt                                                         (11)           (10)
      Payment of financing fees                                                           (50)             -
      Dividends                                                                             -         (2,000)
                                                                                  ------------    -----------
                  Net cash used in financing activities                                  (436)          (258)
                                                                                  ------------    -----------
Increase (decrease) in cash and cash equivalents                                       (5,805)           848
Cash and cash equivalents, beginning of period                                         21,690         26,607
                                                                                  ------------    -----------
Cash and cash equivalents, end of period                                             $ 15,885       $ 27,455
                                                                                  ------------    -----------
                                                                                  ------------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the period for interest                                       $  8,836       $  8,956
      Cash paid during the period for income taxes                                   $    209       $  3,016


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

             SUMMARIZED COMBINED GUARANTOR FINANCIAL INFORMATION


                                                SIX MONTHS                     THREE MONTHS
                                              ENDED APRIL 30,                 ENDED APRIL 30,
                                            1999          1998              1999           1998
                                         ------------  ------------     --------------  ------------
                                          (DOLLARS IN THOUSANDS)          (DOLLARS IN THOUSANDS)
Statement of operations data:
       Net sales                             $87,567       $94,964           $ 45,947       $47,545
       Cost of sales                         $60,313       $60,540           $ 31,545       $29,606
       Net income                            $ 5,422       $ 6,379           $  1,972       $ 3,103



                                                                                        OCTOBER 31,
                                                                          APRIL 30,        1998
                                                                            1999         (AUDITED)
                                                                        --------------  ------------
                                                                           (DOLLARS IN THOUSANDS)
Balance sheet data:
       Current assets                                                        $ 84,752       $83,687
       Noncurrent assets                                                     $ 42,318       $41,011
       Current liabilities                                                   $ 15,311       $16,300
       Noncurrent liabilities                                                $ 17,073       $19,134


(2)    INVENTORIES

       Inventories consist of the following:


                                                                     APRIL 30,       OCTOBER 31,
                                                                        1999            1998
                                                                    (UNAUDITED)       (AUDITED)
                                                                   --------------   -------------
                                                                       (DOLLARS IN THOUSANDS)
       Finished goods                                                   $  32,513        $ 24,451
       Brine in ponds                                                       1,117           1,100
       Spare parts and supplies                                             8,859           8,740
       Raw materials and work-in-process                                    1,146             743
                                                                   ---------------  --------------
                                                                           43,635          35,034
       Less LIFO reserve                                                      922             534
                                                                   ---------------  --------------
                                                                        $  42,713        $ 34,500
                                                                   ---------------  --------------
                                                                   ---------------  --------------


(3)    INCOME TAXES

       On January 15, 1999, Group filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter
       S corporation, effective November 1, 1998. At the same time, Group elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company will continue to provide for state and local income taxes for the taxing jurisdictions which do not recognize QSSS status; however, management believes this is not material to the Company. As a result of this change in tax status, the Company recognized an income tax benefit of $2,063,000 during the three months ended January 31, 1999, which included the elimination of net deferred tax liabilities recorded as of October 31, 1998.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO SIX MONTHS ENDED APRIL 30, 1998

SALES for the six-month period ended April 30, 1999 decreased 7.8% over the prior period. The decrease was attributable to a 7.5% decrease in Magcorp's revenues and a 8.6% decrease in Sabel's revenues. Magnesium shipments decreased 3.7% and Magcorp's average selling price for magnesium decreased 3.9%. Import competition from foreign producers continues to put pressure on magnesium volumes and pricing, particularly in the steel desulfurization segment of the magnesium business. According to International Magnesium Association statistics, calendar 1998 shipments by non-western producers represented a 24% increase over 1997 levels, demonstrating the increased foreign imports in the markets in which Magcorp participates. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no certainty that current trends will not continue. Sabel's sales decrease was due to overall price and volume decreases affecting the U.S. steel industry.

COST OF SALES for the six-month period ended April 30, 1999 decreased 0.4% on a consolidated basis. Magcorp's cost of sales increased 4.0% due in large part to increased processing costs associated with increased volumes of recycled magnesium when compared to the corresponding period in 1998. Magcorp continues to increase its participation in die cast markets, which also requires handling and recycling of die cast customer scrap, increasing costs and decreasing margins for the recycled material. The 11.8% cost of sales decrease at Sabel is attributable to the volume and price decreases mentioned above.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the six-month period ended April 30, 1999 increased 6.0% due to increased depreciation of plant and equipment as the result of recent capital equipment additions.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the six-month period ended April 30, 1999 decreased 15.3% primarily due to decreased computer consulting costs, development costs, legal costs, and profit-based compensation accruals when compared to the corresponding period in 1998.

INTEREST INCOME for the six-month period ended April 30, 1999 decreased $222,000 due to cash and cash equivalent balances on hand that decreased to a month-end average of $18.2 million in the current six-month period from a month-end average of $26.2 million in the corresponding prior period.

INTEREST EXPENSE for the six-month period ended April 30, 1999 was lower than that of the corresponding prior period due to lower long-term debt levels than in the corresponding prior period.

INCOME TAXES for the six-month period ended April 30, 1999 reflects the Company's change in taxable status effective November 1, 1998 described in Note 3 to the condensed consolidated financial statements in Item 1 above. Accordingly, the Company recognized an income tax benefit of $2.1 million that represents the elimination of net deferred tax liabilities recorded as of October 31, 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE MONTHS ENDED APRIL 30, 1998

SALES for the three-month period ended April 30, 1999 decreased 3.4% over the prior period. The decrease was attributable to a 11.8% decrease in Sabel's revenues and a 0.1% decrease in Magcorp's revenues. Magnesium shipments increased 5.9% while Magcorp's average selling price for magnesium decreased 6.3%. Increased shipments of recycled magnesium helped offset reduced primary magnesium shipments due to foreign imports discussed above, but imports continue to put pressure on magnesium volumes and pricing. Because of recycled magnesium's higher production costs, their higher sales volumes did not contribute proportionately to income from operations. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no certainty that current trends will not continue. Sabel's sales decrease was due to overall price and volume decreases affecting the U.S. steel industry.

COST OF SALES for the three-month period ended April 30, 1999 increased 6.5% on a consolidated basis. Magcorp's cost of sales increased 17.3% due in large part to increased processing costs associated with increased volumes of recycled magnesium from die cast customers when compared to the corresponding period in 1998. Magcorp continues to increase its participation in die cast markets, which also requires handling and recycling of die cast customer scrap, increasing costs and decreasing margins for the recycled material. Magcorp's cost of sales increase was offset by a 16.9% cost of sales decrease at Sabel attributable to the volume and price decreases mentioned above.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the three-month period ended April 30, 1999 increased 9.7% due to increased depreciation of plant and equipment as the result of recent capital equipment additions.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the three-month period ended April 30, 1999 decreased 19.7% primarily due to decreased development costs, legal costs, and profit-based compensation accruals when compared to the corresponding period in 1998.

INTEREST INCOME for the three-month period ended April 30, 1999 decreased $145,000 due to cash and cash equivalent balances on hand that decreased to a month-end average of $14.2 million in the current three-month period from a month-end average of $24.8 million in the corresponding prior period.

INTEREST EXPENSE for the three-month period ended April 30, 1999 was lower than that of the corresponding prior period due to lower long-term debt levels than in the corresponding prior period.

INCOME TAXES for the three-month period ended April 30, 1999 were zero, reflecting the Company's change in taxable status effective November 1, 1998 described in Note 3 to the condensed consolidated financial statements in Item 1 above.

LIQUIDITY AND CAPITAL RESOURCES


The Company's liquidity needs arise from working capital requirements, capital investments and interest payment obligations. The Company's primary available source of liquidity is from cash provided by operating activities. The Company also has available $40.0 million in revolving credit facilities that provide for advances by the lender based on specified percentages of eligible accounts receivable and inventories to a maximum of $33.0 million for Magcorp and $7.0 million for Sabel, net of outstanding letters of credit. As of April 30, 1999, the unused amounts available to Magcorp and Sabel were approximately $29.2 million and $2.8 million, respectively. During the six-month period ended April 30, 1999, Sabel repaid a net amount of $375,000 under its revolving credit facility. Magcorp has not borrowed cash under its revolving credit facility since 1994.

Cash provided by operating activities was $899,000 for the six-month period ended April 30, 1999 compared to $2.9 million for the corresponding prior period. The decrease in cash provided by operations in 1999 compared to 1998 resulted primarily from increases in inventories, offset partially by decreases in accounts receivable. Magcorp is increasing inventory levels in 1999 to accommodate decreases in production that are planned to take place during the period of conversion to new electrolytic cell technology discussed below. The increase in inventories is also due to increased volumes on hand of recycled die cast magnesium to be processed by third parties or already processed by third parties. Cash flow has also been adversely affected by reduced operating income attributable to lower sales volume and pricing from increased import competition in both the magnesium and steel operations and by lower margins on sales of recycled magnesium. Pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will not continue.

Capital expenditures were $6.3 million for the six-month period ended April 30, 1999. Capital expenditures are budgeted at approximately $13 million for the remainder of 1999, $35 million for 2000 and $17 million for 2001. Of these projected capital expenditure amounts, an estimated total of $40 to $45 million is related to new electrolytic cell technology that is expected to improve manufacturing efficiencies and ensure compliance with future environmental standards. Prototype work continues on the electrolytic cell conversion program. Assuming the successful completion of prototype work by the end of fiscal 1999, the conversion of the remaining cells is expected to take place over a period of two to three years. As a result, the associated cost reductions and related manufacturing efficiencies are not expected to be realized in the Company's operating results until 2001 or 2002.

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

For IT systems, the evaluation phase is complete. IT projects since 1994 have been planned with Year 2000 compliance in mind, and no other IT projects have been deferred to accommodate Year 2000 costs. Replacement of mainframe-based IT systems began in 1994 and were completed in early 1999. The Company anticipates completion of renovation, testing and implementation of its IT systems by July 1999. Since Year 2000-related replacements began in 1994, the Company has expensed approximately $1.1 million in IT maintenance or modification costs and capitalized approximately $700,000. Remaining IT modification costs, all expected to be expensed, are estimated to be less than $25,000.

The Company's IT and non-IT systems are not materially interdependent. Process control and other non-IT systems are being evaluated individually and may require replacement software, reprogramming or other corrective actions. Completion status of non-IT systems is estimated to be as follows: evaluation-100%; renovation-98%; testing-98%; and implementation-95%. The Company anticipates completion of renovation, testing and implementation of its process control systems by July 1999. Non-IT Year 2000 modification costs to date are approximately $20,000 and total remaining costs are estimated not to exceed $10,000.

The Year 2000 issue is a potentially significant issue for most companies, with implications that cannot be anticipated or predicted with any degree of certainty. The Company is communicating with third parties material to the Company's operations, including electric and natural gas utility companies, to determine the extent of the Company's vulnerability to the failure of third parties to remediate their own Year 2000 issues. The Company will use information learned from this process in developing its contingency plans to mitigate the effect of suppliers that will not be Year 2000 ready on a timely basis. The Company is presently dependent on a single source for certain of its energy and raw materials needs. If certain vendors are unable to supply the energy or raw materials on a timely basis in 2000, it could result in the Company's inability to operate or require the Company to operate at a reduced level. There can be no assurance that third parties material to the Company's operations will be Year 2000 compliant, or that their failure to be compliant will not have a material adverse effect on the Company's operations.

The Company intends to make the modifications necessary to mitigate the risk of disruption to its operations. The remaining costs of this project and its timely completion are dependent upon numerous assumptions about future events, including availability of certain resources, third party remediation plans, and other factors, many of which are beyond the Company's control.

ENVIRONMENTAL MATTERS

Title III of the Clean Air Act will establish, on a published schedule, new national emission standards for hazardous air pollutants (NESHAPS). NESHAPS are to be based on maximum achievable control technology as determined by a comparison of installations at similar facilities in specific industry categories. Representatives from the United States Environmental Protection Agency (EPA) have visited Magcorp's facility in preparation for the process of establishing NESHAPS for chlorine and hydrogen chloride emissions. It is expected that Magcorp will be required to make substantial reductions in chlorine emissions to meet NESHAPS for primary magnesium refineries that will be promulgated by November 2000, with an expected three to five year timetable for compliance following promulgation of the new standards.

In anticipation of the new standards, Magcorp has embarked on a program to install new electrolytic cell technology that will reduce chlorine emissions at the source. The new cells are also expected to significantly reduce costs because they have much higher throughput and are more energy efficient. Assuming the successful completion of prototype work by mid-1999, the conversion of the remaining cells is expected to take place over a period of two to three years. With respect to hydrogen chloride, Magcorp has recently installed and is successfully operating scrubbers to reduce pertinent emissions. Magcorp does not expect that it will be required to spend significant additional amounts to meet the new standards for hydrogen chloride. Magcorp plans to spend an estimated $40 to $45 million of its capital expenditure budget for 1999, 2000 and 2001, directly or indirectly, to meet environmental regulatory requirements, primarily for NESHAPS, and for other anticipated future requirements. Prototype cell-related project development expenses to date total $5.1 million. There can be no assurance that Magcorp's cell conversion program will be successful, and to the extent it is not successful, it could have a material adverse effect on the Company's financial condition and results of operations.

Representatives of the Utah State Department of Environmental Quality (UDEQ) Division of Solid and Hazardous Waste visited Magcorp in 1994 regarding the issue of whether piles of material generated in the electrolytic process, which cover an extensive land area at Magcorp's Rowley facility, can be classified as a hazardous or solid waste, and if so classified, what measures might be required to investigate and address these piles. No similar material has been classified by the State as hazardous or solid waste. The State accepted Magcorp's written storage plan, which does not consider the piles hazardous and under which no remediation or action by the Company is necessary. If the piles were at some point in the future to be classified as hazardous waste, thereby becoming subject to State regulation, corrective action could be required. The costs of such compliance, if any, could be material; however, such costs cannot be assessed at this time.

Sampling conducted by MagCorp and by UDEQ in 1998 indicated a low but measurable accumulation of chlorinated hydrocarbons in the form of dioxin/furan compounds in soil and sediment samples from a contained and permitted process wastewater collection and retention system used at the Magcorp plant site for over 25 years. While MagCorp does not consider, and believes that UDEQ does not consider, a health hazard to be associated with these preliminary sampling results, Magcorp conducted additional sampling to determine the extent of accumulations of these compounds. Sampling results confirmed the accumulation of small amounts of dioxin/furan compounds in soil and sediment from the process wastewater collection and retention system, and that facility perimeter areas contained only background levels of the compounds. An air emissions test is being planned to verify the suspected insignificance of any dioxins in air emissions from the facility. Management does not expect magnesium refineries to become subject to new regulations regarding these compounds in the near future. If these compounds do become subject to government regulation, the costs of such compliance, if any, could have a material adverse effect on the Company's financial condition and results of operations; however, such costs cannot be assessed at this time.

Industrial companies such as Magcorp and Sabel have in recent years become subject to changing and increasingly demanding environmental standards imposed by governmental laws and regulations. The Company cannot currently assess the impact of more stringent standards on its results of operations or financial condition.

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements," which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry capacity; demand; industry trends; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; changes in environmental regulations; successful completion of planned installation of new technology; and major equipment failures. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such forward-looking statement is based.


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




         JUNE 4, 1999                                 /s/  IRA LEON RENNERT
--------------------------                          -----------------------------
Date                                                Ira Leon Rennert
                                                    Chairman of the Board and
                                                    Principal Executive Officer



         JUNE 4, 1999                                 /s/  ROGER L. FAY
--------------------------                          -----------------------------
Date                                                Roger L. Fay
                                                    Vice President - Finance
                                                    Principal Financial  and
                                                    Accounting Officer

                               RENCO METALS, INC.
                                 EXHIBIT INDEX

                  EXHIBIT NUMBER                           DESCRIPTION
                  --------------                           -----------
                       27.                           Financial Data Schedule