Form 10-Q/A
period 1999-04-30
RENCO METALS INC
filed 1999-06-14
CIK 911566

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q/A


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


Number of shares outstanding of each of the registrant's classes of common stock, as of June 14, 1999:

COMMON STOCK, NO PAR VALUE                                   1,000 SHARES

Preliminary Note: This amendment is filed to correct the long-term debt figures in the balance sheets.


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                      RENCO METALS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   APRIL 30,       OCTOBER 31,
                                                                                     1999             1998
                                     ASSETS                                       (UNAUDITED)       (AUDITED)
                                                                                 -------------    -------------
Current assets:
      Cash and cash equivalents                                                      $ 15,885         $ 21,690
      Accounts receivable, less allowance for doubtful accounts of
         $589 in 1999 and $514 in 1998                                                 24,543           25,749
      Inventories, net (note 2)                                                        42,713           34,500
      Prepaid expenses and other current assets                                         3,438            3,024
                                                                                 -------------    -------------
                  Total current assets                                                 86,579           84,963
                                                                                 -------------    -------------
Property, plant, and equipment, net                                                    37,012           35,385
Other assets, net                                                                       5,306            5,626
                                                                                 -------------    -------------
                                                                                     $128,897        $ 125,974
                                                                                 -------------    -------------
                                                                                 -------------    -------------

                     LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
      Current installments of long-term debt                                         $     23        $      23
      Accounts payable                                                                  7,491            7,279
      Accrued expenses and other current liabilities                                   14,442           15,149
                                                                                 -------------    -------------
                  Total current liabilities                                            21,956           22,451
                                                                                 -------------    -------------
Long-term debt, excluding current installments                                        154,567          154,954
Other liabilities                                                                      12,506           14,180
                                                                                 -------------    -------------
                  Total liabilities                                                   189,029          191,585
                                                                                 -------------    -------------
Stockholder's deficit:
      Common stock, no par value.  Authorized, issued, and
         outstanding 1,000 shares                                                           1                1
      Additional paid-in capital                                                          500              500
      Accumulated deficit                                                             (60,633)         (66,112)
                                                                                 -------------    -------------
                  Total stockholder's deficit                                         (60,132)         (65,611)
                                                                                 -------------    -------------
Commitments and contingencies
                                                                                 -------------    -------------
                                                                                     $128,897        $ 125,974
                                                                                 -------------    -------------
                                                                                 -------------    -------------



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




         JUNE 14, 1999                                /s/  IRA LEON RENNERT
--------------------------                          -----------------------------
Date                                                Ira Leon Rennert
                                                    Chairman of the Board and
                                                    Principal Executive Officer



         JUNE 14, 1999                                /s/  ROGER L. FAY
--------------------------                          -----------------------------
Date                                                Roger L. Fay
                                                    Vice President - Finance
                                                    Principal Financial  and
                                                    Accounting Officer