Form 10-Q
period 1999-07-31
RENCO METALS INC
filed 1999-09-09
CIK 911566

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended JULY 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to _________


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


Number of shares outstanding of each of the registrant's classes of common stock, as of September 7, 1999: COMMON STOCK, NO PAR VALUE 1,000 SHARES

                                    FORM 10-Q
                               RENCO METALS, INC.
                           QUARTER ENDED JULY 31, 1999


                                TABLE OF CONTENTS


                                                                                                   PAGE NO.
                                                                                                   --------
PART I - FINANCIAL INFORMATION

     ITEM 1 -   FINANCIAL  STATEMENTS

         Condensed Consolidated Balance Sheets - July 31, 1999 and October 31, 1998                   3

         Condensed Consolidated Statements Of Income - Nine Months and Three Months Ended
            July 31, 1999 and 1998                                                                    4

         Condensed Consolidated Statements Of Cash Flows - Nine Months Ended
            July 31, 1999 and 1998                                                                    5

         Notes To Consolidated Financial Statements                                                   6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                                               7


PART II - OTHER INFORMATION

     ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K                                                     11

SIGNATURES                                                                                           12

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                       RENCO METALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                        JULY 31,        October 31,
                                                                          1999             1998
                                                                       (UNAUDITED)      (Audited)
                                                                        ---------       ---------
                                     Assets

Current assets:

      Cash and cash equivalents                                         $   7,377       $  21,690
      Accounts receivable, less allowance for doubtful accounts of
         $554 in 1999 and $514 in 1998                                     22,611          25,749
      Inventories, net (note 2)                                            45,550          34,500
      Prepaid expenses and other current assets                             3,224           3,024
                                                                        ---------       ---------
                  Total current assets                                     78,762          84,963
                                                                        ---------       ---------
Property, plant, and equipment, net                                        39,954          35,385
Other assets, net                                                           5,010           5,626
                                                                        ---------       ---------
                                                                        $ 123,726       $ 125,974
                                                                        =========       =========


                     Liabilities and Stockholder's Deficit

Current liabilities:

      Current installments of long-term debt                            $      23       $      23
      Accounts payable                                                      6,190           7,279
      Accrued expenses and other current liabilities                       10,158          15,149
                                                                        ---------       ---------
                  Total current liabilities                                16,371          22,451
                                                                        ---------       ---------
Long-term debt, excluding current installments                            153,813         154,954
Other liabilities                                                          12,504          14,180
                                                                        ---------       ---------
                  Total liabilities                                       182,688         191,585
                                                                        ---------       ---------
Stockholder's deficit:
      Common stock, no par value.  Authorized, issued, and
         outstanding 1,000 shares                                               1               1
      Additional paid-in capital                                              500             500
      Accumulated deficit                                                 (59,463)        (66,112)
                                                                        ---------       ---------
                  Total stockholder's deficit                             (58,962)        (65,611)
                                                                        ---------       ---------
Commitments and contingencies
                                                                        ---------       ---------
                                                                        $ 123,726       $ 125,974
                                                                        =========       =========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                             NINE MONTHS                 THREE MONTHS
                                                            ENDED JULY 31,              ENDED JULY 31,
                                                       -----------------------     -----------------------
                                                          1999          1998          1999          1998
                                                       ---------     ---------     ---------     ---------
Sales                                                  $ 132,980     $ 142,886     $  45,413     $  47,922

Costs and expenses:

      Cost of sales                                       92,301        91,915        31,988        31,375
      Depreciation, depletion, and amortization            7,009         6,463         2,337         2,057
      Selling, general, and administrative expenses       15,564        17,366         5,365         5,324
                                                       ---------     ---------     ---------     ---------
                  Total costs and expenses               114,874       115,744        39,690        38,756
                                                       ---------     ---------     ---------     ---------
                     Income from operations               18,106        27,142         5,723         9,166

Other income (expense):

      Interest income                                        462           909            99           324
      Interest expense                                   (13,982)      (14,186)       (4,652)       (4,736)
                                                       ---------     ---------     ---------     ---------
                  Total other income (expense)           (13,520)      (13,277)       (4,553)       (4,412)
                                                       ---------     ---------     ---------     ---------
                     Income before income taxes            4,586        13,865         1,170         4,754

Income tax (benefit) expense (note 3)                     (2,063)        4,158            --         1,438
                                                       ---------     ---------     ---------     ---------
                         Net income                    $   6,649     $   9,707     $   1,170     $   3,316
                                                       =========     =========     =========     =========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                               NINE MONTHS
                                                                              ENDED JULY 31,
                                                                         -----------------------
                                                                           1999           1998
                                                                         --------       --------
Net cash provided by (used in) operating activities                      $ (1,566)      $  3,494
                                                                         --------       --------
Cash flows from investing activities -

      Capital expenditures                                                (11,636)        (3,936)
      Proceeds from sale of equipment                                          79              3
                                                                         --------       --------
                  Net cash used in investing activities                   (11,557)        (3,933)
                                                                         --------       --------

Cash flows from financing activities:

      Net borrowings (repayments) under revolving credit agreements        (1,123)         1,478
      Repayment of long-term debt                                             (17)        (1,512)
      Payment of financing fees                                               (50)           (60)
      Dividends                                                                --         (5,200)
                                                                         --------       --------
                  Net cash used in financing activities                    (1,190)        (5,294)
                                                                         --------       --------
Decrease in cash and cash equivalents                                     (14,313)        (5,733)
Cash and cash equivalents, beginning of period                             21,690         26,607
                                                                         --------       --------
Cash and cash equivalents, end of period                                 $  7,377       $ 20,874
                                                                         ========       ========


Supplemental Disclosures of Cash Flow Information
      Cash paid during the period for interest                           $ 17,553       $ 17,810
      Cash paid during the period for income taxes                       $    209       $  4,271



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

               SUMMARIZED COMBINED GUARANTOR FINANCIAL INFORMATION

                                            Nine months             Three months
                                           Ended July 31,          Ended July 31,
                                        --------------------    --------------------
                                          1999        1998        1999        1998
                                        --------    --------    --------    --------
                                       (dollars in thousands)  (dollars in thousands)
       Statement of operations data:
              Net sales                 $132,980    $142,886    $ 45,413    $ 47,922
              Cost of sales             $ 92,301    $ 91,915    $ 31,988    $ 31,375
              Net income                $  6,576    $  9,731    $  1,154    $  3,352


                                                                    October 31,
                                                       JULY 31,        1998
                                                         1999        (Audited)
                                                       -------        -------
                                                         (dollars in thousands)
       Balance sheet data:
              Current assets                           $77,277        $83,687
              Noncurrent assets                        $44,964        $41,011
              Current liabilities                      $14,096        $16,300
              Noncurrent liabilities                   $16,317        $19,134

(2)    INVENTORIES

       Inventories consist of the following:

                                                    JULY 31,     October 31,
                                                      1999          1998
                                                  (UNAUDITED)     (Audited)
                                                  -----------    -----------
                                                    (dollars in thousands)
       Finished goods                               $36,275       $24,451
       Brine in ponds                                 1,191         1,100
       Spare parts and supplies                       8,278         8,740
       Raw materials and work-in-process                728           743
                                                    -------       -------
                                                     46,472        35,034
       Less LIFO reserve                                922           534
                                                    -------       -------
                                                    $45,550       $34,500
                                                    =======       =======

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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JULY 31, 1999 COMPARED TO NINE MONTHS ENDED JULY 31, 1998

Sales for the nine-month period ended July 31, 1999 decreased 6.9% over the prior period. The decrease was attributable to a 6.2% decrease in Magcorp's revenues and a 9.1% decrease in Sabel's revenues. Magnesium shipments decreased 2.0% and Magcorp's average selling price for magnesium decreased 4.5%. Import competition from foreign producers continues to put pressure on magnesium volumes and pricing, particularly in the steel desulfurization segment of the magnesium business. According to International Magnesium Association statistics, first half of calendar 1999 shipments by non-western producers represented an 21.3% increase over comparable period 1998 levels, demonstrating the continuing increased foreign imports in the markets in which Magcorp participates. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no certainty that current trends will not continue. Sabel's sales decrease was due to overall price and volume decreases affecting the U.S. steel industry.

Cost of sales for the nine-month period ended July 31, 1999 increased 0.4% on a consolidated basis. Magcorp's cost of sales increased 5.5% due in large part to increased processing costs associated with increased volumes of recycled magnesium when compared to the corresponding period in 1998. Magcorp continues to increase its participation in die cast markets, which also requires handling and recycling of die cast customer scrap, increasing costs and decreasing margins for the recycled material. The 12.9% cost of sales decrease at Sabel is attributable to the volume and price decreases mentioned above.

Depreciation, depletion, and amortization for the nine-month period ended July 31, 1999 increased 8.4% due to increased depreciation of plant and equipment as the result of recent capital equipment additions.

Selling, general, and administrative expenses for the nine-month period ended July 31, 1999 decreased 10.4% primarily due to decreased computer consulting costs, development costs, legal costs, and profit-based compensation accruals when compared to the corresponding period in 1998.

Interest income for the nine-month period ended July 31, 1999 decreased $447,000 due to cash and cash equivalent balances on hand that decreased to a month-end average of $16.8 million in the current nine-month period from a month-end average of $25.8 million in the corresponding prior period.

Interest expense for the nine-month period ended July 31, 1999 was slightly lower than that of the corresponding prior period due to lower long-term debt levels than in the corresponding prior period.

Income taxes for the nine-month period ended July 31, 1999 reflects the Company's change in taxable status effective November 1, 1998 described in Note 3 to the condensed consolidated financial statements in Item 1 above. Accordingly, the Company recognized an income tax benefit of $2.1 million that represents the elimination of net deferred tax liabilities recorded as of October 31, 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED JULY 31, 1998

Sales for the three-month period ended July 31, 1999 decreased 5.2% over the prior period. The decrease was attributable to a 3.6% decrease in Magcorp's revenues and a 9.9% decrease in Sabel's revenues. Magnesium shipments increased 1.4% while Magcorp's average selling price for magnesium decreased 5.7%. Increased shipments of recycled magnesium helped offset reduced primary magnesium shipments due to foreign imports discussed above, but imports continue to put pressure on magnesium volumes and pricing. Because of recycled magnesium's higher production costs, their higher sales volumes did not contribute proportionately to income from operations. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no certainty that current trends will not continue. Sabel's sales decrease was due to overall price and volume decreases affecting the U.S. steel industry.

Cost of sales for the three-month period ended July 31, 1999 increased 2.0% on a consolidated basis. Magcorp's cost of sales increased 8.3% due in large part to increased processing costs associated with increased volumes of recycled magnesium from die cast customers when compared to the corresponding period in 1998. Magcorp continues to increase its participation in die cast markets, which also requires handling and recycling of die cast customer scrap, increasing costs and decreasing margins for the recycled material. Magcorp's cost of sales increase was offset by a 15.0% cost of sales decrease at Sabel attributable to the volume and price decreases mentioned above.

Depreciation, depletion, and amortization for the three-month period ended July 31, 1999 increased 13.6% due to increased depreciation of plant and equipment as the result of recent capital equipment additions.

Interest income for the three-month period ended July 31, 1999 decreased $225,000 due to cash and cash equivalent balances on hand that decreased to a month-end average of $14.0 million in the current three-month period from a month-end average of $22.6 million in the corresponding prior period.

Interest expense for the three-month period ended July 31, 1999 was slightly lower than that of the corresponding prior period due to lower long-term debt levels than in the corresponding prior period.

Income taxes for the three-month period ended July 31, 1999 were zero, reflecting the Company's change in taxable status effective November 1, 1998 described in Note 3 to the condensed consolidated financial statements in Item 1 above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital investments and interest payment obligations. The Company's primary source of liquidity has historically been cash provided by operating activities. The Company also has available $40.0 million in revolving credit facilities that provide for advances by the lender based on specified percentages of eligible accounts receivable and inventories to a maximum of $33.0 million for Magcorp and $7.0 million for Sabel, net of outstanding letters of credit. As of July 31, 1999, the unused amounts available to Magcorp and Sabel were approximately $27.8 million and $3.6 million, respectively. During the nine-month period ended July 31, 1999, Sabel repaid a net amount of $1.5 million under its revolving credit facility. With planned capital expenditures and declining margins, both discussed below, Magcorp anticipates it will utilize its revolving credit facility beginning in 2000.

Cash used in operating activities was $1.6 million for the nine-month period ended July 31, 1999 compared to $3.5 million provided by operations for the corresponding prior period. The $5.1 million decrease in cash provided by operations resulted primarily from increased inventories and decreased operating income. Magcorp is increasing inventory levels in 1999 to accommodate decreases in production that are planned to take place during the period of conversion to new electrolytic cell technology discussed below. The increase in inventories is also due to increased volumes on hand of recycled die cast magnesium to be processed by third parties or already processed by third parties. The reduced operating income is attributable to lower sales volume and pricing from increased import competition in both the magnesium and steel operations and by lower margins on increased sales of recycled magnesium. Pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will not continue.

Capital expenditures were $11.6 million for the nine-month period ended July 31, 1999, of which approximately $6.5 million is related to the new magnesium direct-chill caster. The magnesium caster installation was essentially complete at July 31, 1999 and commercial production from that new equipment is expected to begin in October 1999. Capital expenditures are budgeted at approximately $5 million for the remainder of 1999, $34 million for 2000 and $19 million for 2001. Of these projected capital expenditure amounts, an estimated total of $40 to $45 million is related to new electrolytic cell technology that is expected to improve manufacturing efficiencies and ensure compliance with future environmental standards. Prototype work continues on the new electrolytic cells, and long acquisition lead-time components have been designed and/or ordered. Conversion of the cells is expected to commence in January 2000 and take place over a period of approximately two years. Associated cost reductions and related manufacturing efficiencies will occur gradually as conversion progresses, but will not be fully realized in the Company's operating results until 2002.

Management anticipates that existing cash balances and cash generated from operations and availability under its revolving credit facilities will be sufficient to finance the Company's liquidity needs for the foreseeable future. However, if magnesium market conditions further deteriorate, in order to fund its planned capital expenditures through 2001, the Company may need to consider additional sources of liquidity.

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

IT projects since 1994 have been planned with Year 2000 compliance in mind, including replacement of mainframe-based IT systems that began in 1994 and were completed in early 1999. Completion status of IT systems is estimated to be as follows: evaluation-100%; renovation-100%; testing-98%; and implementation-97%. The Company anticipates completion of all IT remediation phases by October 1999. Since Year 2000-related replacements began in 1994, the Company has expensed approximately $1.1 million in IT maintenance or modification costs and capitalized approximately $700,000. Remaining IT modification costs, all expected to be expensed, are estimated to be less than $20,000.

The Company's IT and non-IT systems are not materially interdependent. Process control and other non-IT systems are being evaluated individually and depending on the application, may require replacement software, reprogramming or other corrective actions. Completion status of non-IT systems is estimated to be as follows: evaluation-100%; renovation-99%; testing-98%; and implementation-97%. The Company anticipates completion of all non-IT remediation phases by October 1999. Non-IT Year 2000 modification costs to date are approximately $25,000 and total remaining costs are estimated not to exceed $10,000.

The Year 2000 issue is a potentially significant issue for most companies, with implications that cannot be anticipated or predicted with any degree of certainty. The Company is communicating with suppliers to determine the extent of the Company's vulnerability to the failure of third parties to remediate their own Year 2000 issues. Third parties material to the Company's operations, including certain raw material suppliers and electric and natural gas utility companies, have given the Company assurances regarding their Year 2000 preparedness. The Company has used information learned from this process in developing its contingency plans to mitigate the effect of suppliers that will not be Year 2000 ready on a timely basis. If certain vendors are unable to supply energy or raw materials on a timely basis in 2000, it could result in the Company's inability to operate or require the Company to operate at a reduced level. There can be no assurance that third parties material to the Company's operations will be Year 2000 compliant, or that their failure to be compliant will not have a material adverse effect on the Company's operations.

The Company believes that is has made the modifications necessary and has contingency measures in place to mitigate the risk of disruption to its operations. The remaining costs of this project, its timely completion and effectiveness are dependent upon numerous assumptions about future events, including availability of certain resources, third party remediation plans, and other factors, many of which are beyond the Company's control.

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

In anticipation of the new standards, Magcorp has embarked on a program to install new electrolytic cell technology that will reduce chlorine emissions at the source. The new cells are also expected to significantly reduce costs because they have much higher throughput and are more energy efficient. Assuming the successful completion of prototype work by January 2000, the conversion of the remaining cells is expected to take place over a period of approximately two years. With respect to hydrogen chloride, Magcorp has recently installed and is successfully operating scrubbers to reduce pertinent emissions. Magcorp does not expect that it will be required to spend significant additional amounts to meet the new standards for hydrogen chloride. Magcorp plans to spend an estimated $40 to $45 million of its capital expenditure budget for 1999, 2000 and 2001, directly or indirectly, to meet environmental regulatory requirements, primarily for NESHAPS, and for other anticipated future requirements. Prototype cell-related project development expenses to date total $5.4 million. There can be no assurance that Magcorp's cell conversion program will be successful, and to the extent it is not successful, it could have a material adverse effect on the Company's financial condition and results of operations.

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



                                               RENCO METALS, INC.
                                               (Registrant)






         September 7, 1999                      /s/ Ira Leon Rennert
--------------------------------              ----------------------------------
Date                                          Ira Leon Rennert
                                              Chairman of the Board and
                                              Principal Executive Officer






         September 7, 1999                      /s/ Roger L. Fay
--------------------------------              ----------------------------------
Date                                          Roger L. Fay
                                              Vice President - Finance
                                              Principal Financial  and
                                              Accounting Officer

                               RENCO METALS, INC.

                                  EXHIBIT INDEX



Exhibit Number                           Description
--------------                           ------------
    10.8.3               Amendment No. 5 dated August 10, 1999 to Amended and
                         Restated Loan and Security Agreement dated as of August
                         4, 1993, between Congress Financial Corporation and
                         Magnesium Corporation of America

    10.11.3              Amendment No. 5 dated August 10, 1999 to Loan and
                         Security Agreement dated as of August 4, 1993, between
                         Congress Financial Corporation and Sabel Industries,
                         Inc.

    27.                  Financial Data Schedule