Form 10-K405
period 1999-10-31
RENCO METALS INC
filed 2000-01-31
CIK 911566

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended OCTOBER 31, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to _______

                         COMMISSION FILE NUMBER 333-4513

                               RENCO METALS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 13-3724916
        (State or other jurisdiction                     (IRS Employer
             of incorporation or                      Identification No.)
                organization)

            238 NORTH 2200 WEST
            SALT LAKE CITY, UTAH                             84116
  (Address of principal executive offices)                 (Zip Code)

                                 (801) 532-2043
               Registrant's telephone number, including area code


Securities registered pursuant to Section 12(b) of the Act:      NONE

Securities registered pursuant to Section 12(g) of the Act:      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [ ] YES [X] NO

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares outstanding of each of the registrant's classes of common stock, as of January 27, 2000: COMMON STOCK, NO PAR VALUE: 1,000 SHARES. Aggregate market value of the voting stock held by non-affiliates of the registrant: $0; all shares of the voting stock of the registrant are owned by its parent, The Renco Group, Inc.

Documents incorporated by reference:     NONE

--------------------------------------------------------------------------------

                                    FORM 10-K
                               RENCO METALS, INC.
                       FISCAL YEAR ENDED OCTOBER 31, 1999

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                            NO.
                                                                           ----
PART I

    ITEM 1 -  Business                                                       3

    ITEM 2 -  Properties                                                     9

    ITEM 3 -  Legal Proceedings                                             10

    ITEM 4 -  Submission of Matters to a Vote of
              Security Holders                                              12

PART II

    ITEM 5 -  Market for  Registrant's  Common Equity and
              Related Stockholder Matters                                   13

    ITEM 6 -  Selected Financial Data                                       13

    ITEM 7 -  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 14


    ITEM 8 -  Financial Statements and Supplementary Data                   17

    ITEM 9 -  Changes in and Disagreements with
              Accountants on Accounting and Financial Disclosure            39


PART III

    ITEM 10 - Directors and Executive Officers of the
              Registrant                                                    39

    ITEM 11 - Executive Compensation                                        40

    ITEM 12 - Security Ownership of Certain Beneficial
              Owners and Management                                         42

    ITEM 13 - Certain Relationships and Related Transactions                42


PART IV

    ITEM 14 - Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                                       43

SIGNATURES                                                                  48

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

    All of the Company's issued and outstanding capital stock is owned by The Renco Group, Inc. ("Group") which is owned by trusts established by Mr. Ira Leon Rennert, the Chairman and Chief Executive Officer of the Company and Group, for himself and members of his family. As a result of such ownership, Mr. Rennert controls the Company and its Subsidiaries. Group acquired Magcorp in 1989 and Sabel in 1987. Magcorp and Sabel became subsidiaries of Renco Metals upon its establishment. The Company was incorporated in Delaware in 1993, and its executive offices are located at c/o Magnesium Corporation of America, 238 North 2200 West, Salt Lake City, Utah 84116, (801) 532-2043.

    The Company classifies its operations into two operating segments: Magcorp's operations comprise the magnesium production segment, and Sabel's operations comprise the steel wholesaling and fabrication segment. Reference is hereby made to Note 13 to the Financial Statements, "Segment Information," included in ITEM 8, Part II of this Form 10-K.

    Unless otherwise indicated, references to a year are to the Company's fiscal year ended October 31. Neither Subsidiary's business is a) seasonal; b) requires unusual working capital; c) involves significant sales order backlog; or d) involves federal government contracting. Neither Subsidiary has foreign operations, and substantially all export sales are attributable to Magcorp. Reference is hereby made to Notes 2(i) and 14 to the Financial Statements, "Research and Development Costs," and "Significant Customers and Export Sales," included in ITEM 8, Part II of this Form 10-K. Substantially all research costs are attributable to Magcorp.

MAGCORP

  Overview

    Magcorp is the second largest producer of pure magnesium and magnesium alloys outside the former Commonwealth of Independent States ("CIS") and People's Republic of China ("PRC"). The terms "CIS," "PRC," and "western world," which hereinafter refers to areas of the world excluding the CIS and PRC, are used by the magnesium industry's trade association, the International Magnesium Association ("IMA"), to delineate shipments and production of magnesium. Magcorp's Utah production facilities currently comprise approximately 18% of western world production capacity, according to IMA information and Magcorp management estimates. Magcorp participates in world magnesium markets that represented estimated demand of 366,000 metric tons in calendar year 1999, according to IMA information (based on nine-month statistical figures annualized), a 1.5% increase over the prior year. Competitive conditions changed significantly in 1999, most significantly with continued foreign import competition and the resultant market price decline.

  Description of Products, Markets, and Competitive Conditions

    The magnesium industry has relatively few participants and is highly competitive. Magcorp management estimates, from IMA and public information, that four major producers, Magcorp, Norsk Hydro AS ("Norsk Hydro"), Northwest Alloys, Inc. ("Northwest Alloys") and Dead Sea Magnesium, Ltd. ("Dead Sea Magnesium") together account for 87% of available western world production capacity. Magnesium imports from non-western world producers also continue to affect competition and are more fully discussed under "--Recent Industry Developments" below.

    Annualizing IMA nine-month statistical figures, calendar 1999 magnesium shipments can be estimated. The seven primary western world magnesium producers shipped an estimated 250,000 metric tons of magnesium in calendar year 1999. In addition, an estimated 116,000 metric tons of magnesium produced in the CIS and PRC were consumed in western world markets. The Company estimates that these combined shipments generated revenues of approximately $1.0 billion, based on 1999 average market prices. Calendar year 1999 shipments by western and non-western world producers represented a 3.8% decrease and 23.7% increase, respectively, over prior year levels, demonstrating the increased presence of non-western producers in the markets.

    Not all producers serve all end-user markets. Magcorp and Norsk Hydro market magnesium products to all the key end-user markets, whereas Northwest Alloys supplies an estimated 75% of its production capacity to its parent, Alcoa. Historically, Northwest Alloys has participated primarily in the aluminum alloying and desulfurization markets, but in 1999 has demonstrated some involvement in the die casting market. Norsk Hydro's Canadian plant (one of their two production facilities) has limited its participation in the U.S. market mainly to the die casting market, which utilizes magnesium alloys, in part due to the threat of high antidumping and countervailing duties on their pure magnesium imports to the U.S. See "ITEM 3. Legal Proceedings--Pending Trade Issues." Dead Sea Magnesium has publicized its commitment of one-third of their output to Volkswagen, and Magcorp management estimates that Dead Sea Magnesium currently produces a limited number of shapes and alloys.

    According to the IMA (based on nine month figures annualized), North American markets account for the majority of western world consumption of magnesium, 59% in calendar year 1999, whereas Western Europe and Asia account for 26% and 12%, respectively. All other western world areas combined account for the remaining 3%. North American consumption by end-use market is generally indicative of western world consumption as a whole. The following table compiled from IMA data presents magnesium consumption in North America, by customer category, with the end uses of each category for the past five calendar years:

                       NORTH AMERICAN CONSUMPTION OF PRIMARY MAGNESIUM


CUSTOMER CATEGORY            1999(*)   1998      1997      1996      1995                   END USES
-----------------            -------   ----      ----      ----      ----                   --------
                                      (in thousands of metric tons)
Die Casting .............    88.1      70.9      68.6      50.6      42.7   Automotive, electronics and hand tools.

Aluminum Alloying .......    81.5      81.1      72.8      66.0      77.6   Beverage cans, truck panels, home siding, aircraft
                                                                            and marine alloys.

Desulfurization .........    18.9      32.4      31.1      26.4      22.2   Steel production from iron.

Electro-Chemical ........    10.0       6.9       5.4       6.1       6.8   Cast anodes for cathodic protection of underground
                                                                            steel pipelines.

Ductile Iron ............     4.5       5.8       6.5       6.5       6.5   Pipe production, automotive components and
                                                                            heavy-earth moving equipment.

Metal Reduction .........     2.1       3.6       3.8       3.4       2.6   Production of titanium, zirconium, beryllium and
                                                                            uranium. Uses include aerospace, chemical processing
                                                                            and nuclear products.

Others ..................     9.5      10.0       9.5       8.6       7.0   Sheet and plate and extrusion stock, gravity
                                                                            castings for aerospace applications, powder for
                                                                            flares, chemicals and exotic pharmaceuticals and
                                                                            perfumes.

    Total ...............   214.6     210.7     197.7     167.6     165.4
                            =====     =====     =====     =====     =====

(*)     Based on 9 month IMA figures, annualized


    The key competitive issues in all end-use markets are pricing, long-term supply agreements with customers, assurance of a reliable supply, flexibility of deliveries, and shape, size and quality of product.

    As is evident in the North American consumption table above, consumption of magnesium has grown approximately 30% from calendar year 1995 to 1999, or at an average annual growth rate of 6% (although growth has not been uniform). This growth is due to magnesium's inherent metallurgical properties including its light weight, high strength-to-weight ratio, excellent corrosion resistance and reactivity with certain elements. These metallurgical properties have helped die casting to be the fastest growing segment of the domestic magnesium industry, where automobile manufacturers are turning to more magnesium parts to help lighten their vehicles. In calendar year 1999, combined consumption in all North American end use markets increased 1.9% over prior year levels. Overall growth in consumption in calendar 1999 was adversely affected by a sharp downturn in the desulfurization market, brought about by the US steel industry's slump, which is generally attributable to a surge in foreign steel import competition. Excluding the desulfurization market, overall consumption grew 9.8% in 1999.

  Potential Magnesium Supply

    The magnesium manufacturing process is highly technical and proprietary to each producer. Management estimates a cost of at least $500 million to establish a facility with the same production capacity as Magcorp's facility. It is reported that over $500 million has already been invested in the Dead Sea Magnesium plant, located in Israel, which began commercial production in 1998, and an additional investment of $100 million has been publicized as planned to increase capacity above the current level of 25,000 metric tons per year. Management estimates that North American producers, including Magcorp, operated at an overall level of about 85% of capacity for the first nine months of calendar year 1999.

    Numerous possible new magnesium plants have been publicized in 1999, including plants in Canada, Australia, Tasmania, the Congo, Netherlands and Iceland. Of these, the only plant currently under construction is Noranda, Inc.'s 63,000 metric ton annual capacity Magnola Project in Asbestos City, Quebec. The plant, which will use asbestos tailings as raw material feed stock, is estimated to cost $720 million (Canadian) and startup is scheduled for sometime in 2000. The Australian project in Queensland announced in 1997 is reportedly in an early pilot plant stage. Pending the outcome of the operation of the pilot plant, a 90,000 metric ton facility is being considered with initial manufacturing intended to come on-line in the 2002 to 2004 time range. Ford Motor Company ("Ford") has contributed financing for the Queensland pilot plant and has a long-term contract option for metal purchases. Norsk Hydro has not yet publicized any final approval of the 1997 announcement of their intent to increase production capacity at their Canadian plant by 43,000 metric tons in two phases. All other potential manufacturers have yet to complete feasibility and/or pilot or technical studies and the likelihood of their future existence is not known at this point.

  Recent Industry Developments

    Magnesium prices are sensitive to supply and demand conditions in all of the end user markets served by the magnesium industry. Magnesium generally sells for prices somewhat lower than the list price for pure magnesium, with price dependent on market segment, chemistry, contract terms, including negotiated discounts, and quality. No changes occurred in 1999 in North American list prices, but increased imports adversely affected the supply-demand balance and resulted in lower realized prices.

    Manufacturers in the PRC are significant exporters of magnesium. The Chinese Magnesium Association has indicated total annual capacity in the PRC is 200,000 metric tons. Magcorp believes that exports from the PRC to the western world may continue to increase; although there is also a belief that internal PRC consumption of domestically produced magnesium may increase. Furthermore, recent price trends for PRC magnesium may encourage the shutdown of some smaller, higher cost facilities in the PRC, some of which have already reportedly shut down due to low pricing. In 1999, limited amounts of PRC pure magnesium ingots were imported into the U.S. due to the antidumping duties in place. See "ITEM 3. Legal Proceedings--Pending Trade Issues." Duties also exist against imports of PRC pure magnesium into Europe. Alloy magnesium from the PRC is not subject to duties at the current time, and imports increased in 1999.

    PRC magnesium producers and magnesium grinders in other countries such as Canada grind imported PRC magnesium ingots into chips and powders that are not subject to the U.S. dumping duties. Imports of PRC magnesium powders are estimated to be about 20,000 metric tons in calendar 1999, an increase of 37% over the prior year, based on U.S. Department of Commerce ("DOC") statistics for eleven months annualized. PRC magnesium powder imports had a strong negative effect in 1999 on prices in the desulfurization market, where the powders are primarily used.

    Production in the CIS is believed to be relatively unchanged in 1999. However, 9% less CIS pure magnesium reached the U.S. in calendar year 1999 than in calendar year 1998, while alloy imports, primarily from Russian and Kazakhstan, increased by 110%. Calendar year 1999 imports of Russian pure and alloy magnesium were about 11,900 and 5,100 metric tons, respectively, based on DOC statistics for eleven months annualized. Some domestic users have entered into long-term arrangements to obtain Russian imports, as evidenced by General Motors and Ford entering into magnesium alloy supply agreements with Solikamsk Magnesium Works, one of the major Russian producers. Magcorp is continuing its efforts to maintain and increase the dumping duties against certain CIS and PRC imports, as well as limit circumvention of the duties, but there can be no assurance of success. See "ITEM 3. Legal Proceedings--Pending Trade Issues."

    As of September 30, 1999, the latest available date of IMA statistics, western world magnesium producer inventories on hand were 44,100 metric tons, as compared to 41,600 metric tons as of September 30, 1998. There is no public data available on PRC and CIS magnesium inventories on hand at producers, traders or consumers. Magnesium inventory levels, pricing and volume are dependent on the overall market supply and demand, and there is no certainty that current trends will not continue. Management expects continued strong growth in die casting, and with a continued increase in aluminum can usage and higher usage of rolled aluminum sheet in automobiles, it is likely that overall demand will continue to grow. Management estimates that western world magnesium producers will continue to operate at relatively high capacity utilization rates, but this is dependant on the overall supply and demand balance in the coming years.

  Customers and Products

    Magcorp sells pure magnesium and magnesium alloys to domestic and international customers in the key end-use markets, including the three largest -- die casting, aluminum alloying, and desulfurization. Magcorp offers over 30 different sizes, shapes and weights of primary magnesium and magnesium alloy products in a range of purity levels to meet customer specifications. Magcorp's staff of three direct salespersons and four field representatives who receive technical assistance from plant personnel handles all established and prospective new domestic accounts. Accounts in Europe, Japan and Australia are handled through agency arrangements.

    Approximately 90% of Magcorp's annual sales volume is sold pursuant to contracts with select customers. During 1999, 1998 and 1997, sales to any single customer did not exceed 10% of total consolidated revenues. Reference is hereby made to Note 14 to the Financial Statements, "Significant Customers and Export Sales," included in ITEM 8, Part II of this Form 10-K.

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

    A variety of chloride-based by-products that are produced during the production of magnesium metal are sold into commercial markets or are neutralized and disposed of in compliance with environmental regulations. Magcorp has a 50 percent investment in KemMag LLC, ("KemMag"), a joint venture affiliate that sells ferrous chloride and ferric chloride to the waste water treatment industry. Aggregate sales of all by-products accounted for 2% or less of consolidated revenues in 1999, 1998 and 1997.

    Other raw materials critical to plant operations include graphite anodes, special refractory brick, and sulfuric acid. Magcorp maintains alternative sources of these raw materials to ensure a secure supply at competitive prices.

  Employees

    As of October 31, 1999, Magcorp had 503 employees, 152 of whom were salaried and 351 of whom were hourly workers. Approximately 84% of the hourly employees are represented by the United Steelworkers of America and employed under a four-year collective bargaining contract that expires August 31, 2001 and automatically renews for additional one-year periods (unless written notice of termination by either party is given). Magcorp believes that its relations with employees are satisfactory.

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

    In anticipation of the new standards, Magcorp has embarked on a program to install new electrolytic cell technology that will reduce chlorine emissions at the source. The new cells are also expected to significantly reduce costs because they have much higher throughput and are more energy efficient. Cell conversion is expected to commence in late summer of 2000 and take place over approximately two years. With respect to hydrogen chloride, Magcorp has recently installed and is successfully operating scrubbers to reduce pertinent emissions. Magcorp does not expect that it will be required to spend significant additional amounts to meet the new standards for hydrogen chloride. Magcorp plans to spend an estimated $30 to $35 million of its capital expenditure budget for 2000 and 2001, directly or indirectly, to meet environmental regulatory requirements, primarily for NESHAPS, and for other anticipated future requirements. Prototype cell-related project development expenses to date total $6.5 million. There can be no assurance that Magcorp's cell conversion program will be successful, and to the extent it is not successful, it could have a material adverse effect on the Company's financial condition and results of operations.

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

  Description of Products and Markets Served

    Steel Service Center. Sabel's steel service center division ("SSC") includes five facilities located in Montgomery, Dothan, Mobile and Tuscaloosa, Alabama and Newnan, Georgia. This geographic coverage allows Sabel to cost-effectively service most of Alabama, the Gulf Coast, the panhandle of Florida, Southern Mississippi, West Georgia and the Atlanta metropolitan area. In 1999, SSC accounted for 76% of Sabel's revenues.

    SSC specializes in stocking, reprocessing and delivering hot rolled and cold rolled carbon steel in a variety of sizes and shapes. Purchases of new steel for reprocessing are spread across approximately 15 steel mills including both integrated mills and mini-mills, thereby ensuring favorable prices and availability of product. SSC processes more than 60% of the steel it sells. SSC has an extensive list of approximately 3,000 customers ranging from large industrial companies to small welding shops. As a result, no single customer represents in excess of 5% of the division's total sales.

    The sales and marketing team at SSC consists of 16 direct salespeople and six sales representatives covering the Southeast region. All orders are entered and recorded through SSC's computerized system that facilitates order processing and delivery. Sabel continually works to improve the efficiency of this system to provide greater accuracy and speed in order entry.

    Scrap Metal. Management believes Sabel's 130 years of experience in the scrap metal business has fostered a strong reputation for quality and service. The scrap metal division of Sabel is a full-service scrap metal dealer with two large scrap yards located in Montgomery. Scrap metal in those yards is collected from approximately 250 suppliers, primarily industrial suppliers along with dealers and individual consumers. The scrap metal division sells to approximately 45 customers, including mini- and integrated steel mills, foundries and specialized manufacturing entities. As a freight-sensitive business, a majority of Sabel's scrap is sold to customers within its geographic area. In 1999, the scrap metal division accounted for 12% of Sabel's revenues.

    All scrap processed in the scrap metal division is inspected prior to shipment to ensure quality and compliance with customer specifications. As a result, management believes Sabel enjoys a high quality reputation and has an acceptance rate in excess of 99% for all scrap sold to customers.

    Rebar Fabrication Division. Sabel's rebar fabrication division ("RFD"), also located in Montgomery, purchases stock 60 foot bars from various rebar manufacturers and customizes the length, shape and bend according to construction blueprint plans. Structural bars and wire are widely used in the construction of buildings and highways. In 1999, RFD contributed 9% of Sabel's revenues.

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

    Other Operations. Sabel also operates a wholesale center that sells a variety of tools and plumbing, sprinkler, building and general supplies. The wholesale center represented 3% of Sabel's 1999 revenues.

  Competition

    Each of the principal fields in which Sabel is engaged -- steel service centers, scrap metal and rebar fabrication -- is highly competitive. In each business field, Sabel competes with between five and eight other concerns, some of which are much larger. Sabel believes that no other company in its trading area offers the same range of services. In 1999 Sabel was unfavorably impacted by falling steel industry prices generally attributable to a surge in foreign steel import competition.

  Employees

    As of October 31, 1999, Sabel had 241 employees, 77 of whom were salaried and 164 of whom were hourly workers. Of the hourly employees, 55 are represented by the United Steelworkers of America. The current three year bargaining contract expires June 30, 2000. Sabel believes that its relations with employees are satisfactory.

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

    Magcorp's production facilities are located on 4,525 acres of land immediately adjacent to the Great Salt Lake, which is the long-term raw material source. The brine from the Great Salt Lake is concentrated through one or both of two solar pond concentrating systems, the Stansbury Basin Pond System and the Knolls Pond System, to provide the final high grade brine feedstock for the magnesium plant. The Stansbury System is located about 15 miles and the Knolls System about 45 miles from the plant site. Both pond systems are capable of providing high-grade brine feedstock to the plant to facilitate nameplate plant production rates under normal operating conditions.

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

  Sabel

    Sabel's operations are carried out in nine facilities covering approximately 343,000 square feet across the Southeast region which include five steel service centers, two scrap metal yards, a rebar fabricating plant and a wholesale equipment supply center. Most of Sabel's facilities are leased from entities controlled by the Sabel family, from which Group acquired Sabel in 1987. The steel service centers are equipped to process steel from stock for their customers' needs and the rebar fabricating plant is equipped to fabricate bars to customer specifications.

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

                                                            PURE
                    Russian Federation ............         0-100%
                    Ukraine .......................        80-104%
                    PRC ...........................           108%

    No antidumping duties were imposed against magnesium alloys. These rates are subject to revision in administrative reviews, which can be requested annually. Such reviews could have been requested in May 1996, 1997, 1998 and 1999, but none wer e. The next review request can be made in May 2000.

    In June 1995, one of the traders of Ukrainian magnesium appealed to the U.S. Court of International Trade ("CIT") the ITC's determination that imports of pure magnesium from Ukraine were a cause of injury to domestic magnesium producers. In August 1996, the CIT affirmed the ITC's determination. The Ukrainian trader appealed the CIT's decision to the U.S. Court of Appeals for the Federal Circuit ("CAFC"). In December 1997, the CAFC decided that the CIT applied an improper legal test and failed to consider certain evidence properly, vacated the CIT's decision and remanded the case to the CIT for further proceedings consistent with the CAFC decision. In April 1998, the CIT remanded the case to the ITC for reconsideration of its determination in light of the CAFC decision. In June 1998, the ITC issued a remand determination in which it decided that the domestic industry was not injured by reason of the imports of pure magnesium from Ukraine, and in October 1998, the CIT affirmed that remand determination. In December 1998, Magcorp appealed the decision of the CIT to the CAFC. Magcorp did not prevail in its appeal to the CAFC, and the 80-104% antidumping duties on imports of Ukrainian pure magnesium have been lifted.

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

    In November 1996, a PRC exporter requested a review of its U.S. export sales of pure magnesium on the basis that it is a new shipper of magnesium from the PRC. In January 1998, the DOC determined that the new shipper qualified for an antidumping duty rate of 69.53%. In February 1998 the PRC exporter appealed the DOC's determination to the CIT. In October 1999 the CIT denied the PRC exporter's appeal, leaving the DOC's determination intact. In December 1999, the PRC exporter notified the CIT that it wished to appeal the decision to the CAFC. Magcorp will appear in this appeal as a Defendant-Intervener in support of the DOC.

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


    Countervailing duties on pure and alloy magnesium imports ............   7.6%
    Antidumping duties on pure magnesium imports .........................  21.0%

    Administrative reviews were initiated by the DOC regarding both the antidumping order and the countervailing duty ("CVD") orders. With respect to both the first and second antidumping review periods, which covered the period from February 20, 1992 through July 31, 1994, the DOC made final determinations that there had been no sales of pure magnesium by Norsk Hydro Canada Inc. ("NHCI" or "the Canadian producer") to the United States and, thus, no antidumping duty was collectable. With respect to the third through sixth review periods from August 1, 1994 through July 31, 1998, the DOC made a final determination that NHCI sales to the United States were made at prices that were not below fair value and, therefore, no antidumping duty was assessed on these imports and the antidumping duty deposit rate for imports from NHCI in the subsequent period was set at 0%. The seventh review, covering the August 1, 1998 through July 31, 1999 period, has been initiated.

    A respondent is permitted to request the revocation of an antidumping order after three years of findings by the DOC of no sales at less than fair value so long as the sales during each of those three years were made in commercial quantities. In connection with the fifth administrative review, NHCI requested that the antidumping order be revoked. Although the DOC found that NHCI sales to the United States were made at prices that were not below fair value during the third, fourth, and fifth review periods, the DOC determined that NHCI had not made sales in "commercial quantities" during any of these review periods, and, therefore, NHCI was not eligible for revocation. In the sixth review, the DOC again determined that the order would not be revoked because NHCI's sales in the fourth and fifth review periods were not in commercial quantities. The DOC did not make a determination as to whether sales during the sixth period of review had been made in commercial quantities. NHCI has appealed the DOC determination in the sixth review to the CIT. Magcorp has entered an appearance at the Court in support of the DOC's determination not to revoke the order in the sixth review.

    The DOC and the ITC have initiated five-year "sunset reviews" of both the antidumping order on pure magnesium from Canada and the countervailing duty orders on pure magnesium and alloy magnesium from Canada. In a sunset review, the DOC determines the level of dumping or subsidization that would be likely to occur absent the orders, and the ITC determines whether revocation of the orders would be likely to result in the continuation or recurrence of material injury to the domestic industry. The ITC has voted to conduct a full review in the sunset review investigations. The DOC has postponed its preliminary determination in its aspects of the sunset reviews. An elimination of the antidumping and countervailing duty orders as a result of adverse determinations by the DOC or ITC could have a material adverse impact on magnesium prices, depending upon market conditions.

    The DOC has finalized administrative reviews of the CVD orders on imports of pure and alloy magnesium from Canada for the first six review periods, as listed in the table below. The DOC has initiated the seventh CVD administrative review, which covers calendar 1998, and has scheduled the release of the final determination for that review for September 2000.

                Description                 Period                Rate
                -----------                 ------                ----
          Original Determination        Calendar 1991              7.61%
          1st Review                    12/6/91-12/31/92           9.86%
          2nd Review                    Calendar 1993              7.34%
          3rd Review                    Calendar 1994              4.48%
          4th Review                    Calendar 1995              3.18%
          5th Review                    Calendar 1996              2.78%
          6th Review                    Calendar 1997              2.02%
          7th Review                    Calendar 1998           Initiated

  Other Legal Proceedings

    In April 1998, the United States filed a complaint against Magcorp in the U.S. District Court for the District of Utah, alleging both statutory and common law claims. The United States alleges that Magcorp, in operating its Knolls Pond System, has taken magnesium out of mineral-laden ground water belonging to the United States without a mineral lease or payment of royalties. The United States makes these allegations even though prior to initiating its operations, Magcorp asked for, and received, assurance that the minerals were owned by the State of Utah. In a November 1998 disclosure statement requiring disclosure of computation of damages, filed in accordance with Federal Rule of Civil Procedure 26(1)(C), the United States claims that it has been damaged in the amount of $90 million. Management strongly believes this claim is based on the erroneous assumption that the magnesium produced from Knolls Pond brine came from groundwater belonging to the United States. The United States also claims that it is entitled to treble damages. Magcorp strongly disputes the United States' claims, and believes that the source of the minerals processed in the Knolls Pond System is the water pumped from the Great Salt Lake to the West Desert by the State of Utah - not groundwater - and that the Company properly purchased those minerals pursuant to an agreement with the State of Utah. In 1999 the United States added the State of Utah as a defendant and asserted that the minerals being harvested belong to the United States. The State of Utah filed its answer to the United States' allegations, and also denies the minerals being harvested belong to the United States. The United States has to date not produced any evidence to support its claims or its alleged damages. Magcorp believes that the United States' claims and its computation of damages are without merit and is vigorously defending against them. Magcorp believes it should prevail on its defenses to the United States' claims, and accordingly, believes that the ultimate outcome of this uncertainty will not result in a future loss that would be material to the Company's financial condition, results of operations or liquidity. If the United States were to prevail, it could have a material adverse effect on the financial condition or results of the Company, the extent of which are not estimable at this time.

    With the exception of the trade cases and claim discussed above, neither the Company nor its Subsidiaries is a party to any material legal proceeding other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


    No matters were submitted during the fourth quarter of fiscal year 1999 to a vote of security holders. On January 5, 2000, Group, as sole shareholder of the Company, executed a written consent, in lieu of meeting of shareholders, re-electing Mr. Rennert as Chairman of the Board and sole director of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


    All of the Company's issued and outstanding common equity, 1,000 shares of common stock, no par value, are owned by a single stockholder, Group. There is no established public trading market for these shares.

    The Company paid to Group dividends totaling $7.2 million in 1998 and $6.6 million in 1997. No dividends were paid in 1999. The payment of and amounts of dividends are restricted by the Company's long-term debt agreements, which generally allow dividends of up to 50% of consolidated net income. Based on profitability and after taking into account the Company's prospects and liquidity needs, the Company plans to pay quarterly dividends to the extent allowed by the Company's long-term debt agreements. As of October 31, 1999, $2.7 million was available for dividends under the terms of the Company's long-term debt agreements.

ITEM 6. SELECTED FINANCIAL DATA.


    The following table sets forth selected financial and operating data relating to the consolidated results of the Company as of and for each of the years in the five-year period ended October 31, 1999. Such selected information is qualified by and should be read in conjunction with the detailed information and consolidated financial statements and the notes thereto appearing elsewhere herein.




                                                                               Year ended October 31,
                                                      -------------------------------------------------------------------
                                                        1999           1998          1997          1996           1995
                                                      ---------      ---------     ---------     ---------      ---------
STATEMENT OF OPERATIONS DATA:                                                   (in thousands)
    Net sales                                         $ 179,613      $ 189,699     $ 191,614     $ 196,974      $ 185,806
    Cost of sales                                       127,694        125,823       129,093       116,808        121,189
    Depreciation, depletion, and amortization             9,131          8,289         7,451         6,509          5,770
    Selling, general, and administrative expenses        21,774         23,131        20,848        22,704         18,470
    Operating income                                     21,014         32,456        34,222        50,953         40,377
    Interest income                                         576          1,163         1,142         1,353            881
    Interest expense                                     18,618         18,871        18,697        13,045         10,138
    Income tax expense (benefit)                         (1,963)         4,342         4,963        13,534         11,143
    Income from continuing operations                     5,318         10,455        11,768        25,727         19,977
    Extraordinary item                                        -              -             -        (7,284)             -
    Net income                                            5,318         10,455        11,768        18,443         19,977

                                                                         October 31,
                                            ---------------------------------------------------------------------
                                              1999           1998           1997           1996          1995
                                            ---------      ---------      ---------      ---------      ---------
BALANCE SHEET DATA:                                                     (in thousands)
    Working capital                         $  59,221      $  63,174      $  54,079      $  47,677      $  58,880
    Property, plant, and equipment, net        41,862         35,385         37,715         36,613         32,014
    Total assets                              126,091        126,649        126,387        118,658        116,551
    Total debt                                153,229        154,977        155,183        154,150         78,012
    Stockholder's equity (deficit)            (60,193)       (65,611)       (68,866)       (74,034)         4,760

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

RESULTS OF OPERATIONS

                                                                 Year ended October 31,
                                                    -------------------------------------------------
                                                         1999                1998                1997
                                                    ---------           ---------           ---------
                                                                      (in thousands)
Sales by operating segment:
      Magcorp                                       $ 134,728           $ 141,333           $ 147,113
      Sabel                                            44,885              48,366              44,501
                                                    ---------           ---------           ---------
          Total sales                                 179,613             189,699             191,614
Cost of sales                                         127,694             125,823             129,093
Depreciation, depletion, and amortization               9,131               8,289               7,451
Selling, general, and administrative expenses          21,774              23,131              20,848
                                                    ---------           ---------           ---------
          Total operating income                       21,014              32,456              34,222
Interest income                                           576               1,163               1,142
Interest expense                                      (18,618)            (18,871)            (18,697)
Equity in earnings of affiliate                           383                  49                  64
                                                    ---------           ---------           ---------
Earnings before income taxes                            3,355              14,797              16,731
Income tax expense (benefit)                           (1,963)              4,342               4,963
                                                    ---------           ---------           ---------
Net income                                          $   5,318           $  10,455           $  11,768
                                                    =========           =========           =========

1999 COMPARED TO 1998

    Sales for 1999 decreased 5.3% over 1998. The decrease was attributable to a 4.7% decrease in Magcorp's revenues and a 7.2% decrease in Sabel's revenues. Magcorp's average selling price for magnesium decreased 5.0% while magnesium shipments remained constant. Import competition from foreign producers continues to put pressure on magnesium pricing and volumes, particularly in the steel desulfurization segment of the magnesium business. Magnesium pricing and volume are dependent on overall market supply and demand, and there is no certainty that current trends will not continue. Sabel's sales decrease was due to overall price and volume decreases affecting the U.S. steel industry.

    Cost of sales for 1999 increased 1.5% on a consolidated basis. Magcorp's cost of sales increased 6.6% due in large part to increased processing costs associated with increased volumes of recycled magnesium when compared to the corresponding period in 1998. Magcorp continues to increase its participation in die cast markets, which also requires handling and recycling of die cast customer scrap, increasing costs and decreasing margins. The 12.5% cost of sales decrease at Sabel is attributable to the volume and price decreases mentioned above.

    Depreciation, depletion and amortization for 1999 increased 10.2% from 1998 primarily due to increased depreciation of property, plant and equipment as a result of recent capital equipment additions.

    Selling, general and administrative expenses for 1999 decreased 5.9% primarily due to decreased computer consulting costs, development costs, legal costs, and profit-based compensation accruals when compared to the corresponding period in 1998.

    Interest income decreased $587,000 due to cash and cash equivalent balances on hand that decreased to a month-end average of $14.8 million in 1999 from a month-end average of $25.7 million in 1998.

    Interest expense for 1999 decreased $253,000 due to lower long-term debt levels than in the corresponding prior period.

    Equity in earnings of affiliate reflects undistributed equity in earnings of Magcorp's investment in KemMag, a joint venture more fully described in Note 6 to the consolidated financial statements in ITEM 8.

    Income taxes reflects the Company's change in taxable status effective November 1, 1998 described in Note 2(g) to the consolidated financial statements in ITEM 8. Accordingly, the Company recognized an income tax benefit of $2.0 million that includes the elimination of net deferred tax liabilities recorded as of October 31, 1998.



1998 COMPARED TO 1997

    Sales for 1998 decreased 1.0% over 1997. The decrease was attributable to a 3.9% decrease in Magcorp's revenues, which was offset by an 8.7% increase in Sabel's revenues. Magcorp's average selling price for magnesium decreased 1.8% and magnesium shipments decreased 3.5%. Foreign import competition put pressure on magnesium volumes and pricing in 1998, particularly in the steel desulfurization segment of the magnesium business. Magnesium pricing and volume are dependent on overall market supply and demand, and there is no certainty that current trends will not continue. Sabel's sales increase was primarily due to the opening of a new steel service center in Newnan, Georgia in November 1997, offset by decreases in steel industry pricing in general. Sabel sales volume and prices were adversely affected by imports during the final quarter.

    Cost of sales for 1998 decreased 2.5% from 1997 on a consolidated basis. Magcorp's cost of sales decreased 6.2% due primarily to decreases in acquired energy costs when compared to the corresponding period in 1997. Unit costs of electricity decreased 32% over 1997 levels, reflects an amended utility contract that became effective January 1998. Magcorp's cost of sales is highly sensitive to acquired energy costs and levels of production. The cost of sales at Sabel increased 9.4%, which is primarily due to the opening of a new steel service center in Newnan, Georgia in November 1997.

    Depreciation, depletion and amortization for 1998 increased 11.2% from 1997 primarily due to increased depreciation of property, plant and equipment as a result of recent capital equipment additions.

    Selling, general and administrative expenses for 1998 increased 11.0% from 1997 due to in large part to increased costs associated with the new steel service center at Sabel and increased development costs and computer software consulting costs at Magcorp. Development costs increased 14.8% in 1998 due to magnesium process enhancement piloting at Magcorp.

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

LIQUIDITY AND CAPITAL RESOURCES


    The Company's liquidity needs arise from working capital requirements, capital investments and interest payment obligations. The Company's primary source of liquidity has historically been cash provided by operating activities. The Company also has available $40.0 million in revolving credit facilities that provide for advances by the lender based on specified percentages of eligible accounts receivable and inventories to a maximum of

$33.0 million for Magcorp and $7.0 million for Sabel, net of outstanding letters of credit. As of October 31, 1999, the unused amounts available to Magcorp and Sabel were approximately $29.7 million and $4.2 million, respectively. During the year ended October 31, 1999, Sabel repaid a net amount of $1.7 million under its revolving credit facility. With planned capital expenditures and declining margins, both discussed below, Magcorp anticipates it will utilize its revolving credit facility beginning in 2000.

    Cash provided by operating activities was $4.1 million for the year ended October 31, 1999 compared to $8.6 million provided by operations for the corresponding prior period. The $4.5 million decrease in cash provided by operations resulted primarily from decreased operating income. Magcorp is increasing inventory levels to accommodate decreases in production that are planned to take place during the period of conversion to new electrolytic cell technology discussed below. The increase in inventories is also due to increased volumes on hand of recycled die cast magnesium to be processed by third parties or already processed by third parties. The reduced operating income is attributable to lower sales volume and pricing from increased import competition in both the magnesium and steel operations and by lower margins on increased sales of die cast market products. Pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will not continue.

    Capital expenditures were $15.7 million for the year ended October 31, 1999, of which approximately $7.3 million is related to the new magnesium direct-chill caster. The new caster was put into service in September 1999 and is expected to improve product quality, reduce labor requirements and permit Magcorp to produce certain customer-specified sizes, shapes and weights of magnesium ingots at lower cost.

    Capital expenditures are budgeted at approximately $23 million for 2000, $13 million for 2001, and $3 million for 2002. Of these projected capital expenditure amounts, an estimated total of $31 million is related to new electrolytic cell technology that is expected to improve manufacturing efficiencies and ensure compliance with future environmental standards. Original plans for complete plant conversion have been scaled back to allow some flexibility due to reduced cash flow from operations caused by worsened market conditions. Prototype work is essentially complete on the new electrolytic cells, and certain long acquisition lead-time components have been designed and/or ordered. Conversion of the cells is expected to commence in late summer of 2000 and take place over a period of approximately two years. Associated cost reductions and related manufacturing efficiencies will occur gradually as conversion progresses, but will not be fully realized in the Company's operating results until 2002.

    Management anticipates that existing cash balances and cash generated from operations and availability under its revolving credit facilities will be sufficient to finance the Company's liquidity needs for the foreseeable future. However, if magnesium market conditions further deteriorate, in order to fund its planned capital expenditures through 2001, the Company may need to consider additional sources of liquidity or further scale back Magcorp's cell conversion project.

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

YEAR 2000 READINESS


    We have not experienced any operational problems as a result of Year 2000 issues. Replacements of mainframe-based information technology systems began in 1994 and were planned with Year 2000 compliance in mind. Since 1994, the Company has expensed approximately $1.1 million in information technology and process control maintenance or modification costs and capitalized approximately $700,000. No additional Year 2000 costs are anticipated.

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

FORWARD-LOOKING STATEMENTS


    This report includes "forward-looking statements," which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry capacity; demand; industry trends; competition; currency fluctuations; the loss of any significant customers; availability of qualified personnel; changes in environmental regulations; successful completion of planned installation of new technology; major equipment failures, import and customs regulations, and outcome of litigation. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such forward-looking statement is based.

ITEM 8. FINANCIAL STATEMENTS.


    Financial statements follow immediately and are listed in ITEM 14 of Part IV of this report.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholder
Renco Metals, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Renco Metals, Inc. and subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of income, stockholder's deficit, and cash flows for each of the years in the three-year period ended October 31, 1999. In conjunction with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Renco Metals, Inc. and subsidiaries as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                       KPMG LLP





Salt Lake City, Utah
December 3, 1999

                       RENCO METALS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                            October 31, 1999 and 1998
                (Dollars in thousands, except per share amounts)


                                            ASSETS                            1999                1998
                                                                           ---------           ---------
Current assets:
     Cash and cash equivalents                                             $   8,448              21,690
     Accounts receivable, less allowance for doubtful
         accounts of  $532 in 1999 and $514 in 1998                           25,478              26,411
     Inventories, net                                                         44,979              36,525
     Prepaid expenses and other current assets                                 1,678                 999
                                                                           ---------           ---------
                       Total current assets                                   80,583              85,625

     Property, plant, and equipment, net                                      41,862              35,385
     Other assets, net                                                         3,646               5,639
                                                                           ---------           ---------
                                                                           $ 126,091             126,649
                                                                           =========           =========

                            LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Current installments of long-term debt                                $      25                  23
     Accounts payable                                                          7,043               7,279
     Accrued expenses                                                         14,294              15,052
     Deferred income taxes                                                        --                  97
                                                                           ---------           ---------
                       Total current liabilities                              21,362              22,451

Long-term debt, excluding current installments                               153,204             154,954
Postretirement medical benefits                                                6,779               6,773
Deferred income taxes                                                             --               1,966
Other liabilities                                                              4,939               6,116
                                                                           ---------           ---------
                       Total liabilities                                     186,284             192,260
                                                                           ---------           ---------

Stockholder's deficit:
     Common stock, no par value.  Authorized, issued, and
         outstanding 1,000 shares                                                  1                   1
     Additional paid-in capital                                                  600                 500
     Accumulated deficit                                                     (60,794)            (66,112)
                                                                           ---------           ---------
                       Net stockholder's deficit                             (60,193)            (65,611)

Commitments and contingencies
                                                                           ---------           ---------
                                                                           $ 126,091             126,649
                                                                           =========           =========

See accompanying notes to consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years ended October 31, 1999, 1998, and 1997
                (Dollars in thousands, except per share amounts)


                                                               1999                1998                1997
                                                            ---------           ---------           ---------
Sales                                                       $ 179,613             189,699             191,614
Costs and expenses:
     Cost of sales                                            127,694             125,823             129,093
     Depreciation, depletion, and amortization                  9,131               8,289               7,451
     Selling, general, and administrative expenses             21,774              23,131              20,848
                                                            ---------           ---------           ---------

                       Income from operations                  21,014              32,456              34,222

Interest income                                                   576               1,163               1,142
Interest expense                                              (18,618)            (18,871)            (18,697)
Equity in earnings of affiliate                                   383                  49                  64
                                                            ---------           ---------           ---------

                       Income before income taxes               3,355              14,797              16,731

Income tax expense (benefit)                                   (1,963)              4,342               4,963
                                                            ---------           ---------           ---------

                       Net income                           $   5,318              10,455              11,768
                                                            =========           =========           =========



See accompanying notes to consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholder's Deficit
                  Years ended October 31, 1999, 1998, and 1997
                             (Dollars in thousands)


                                                                                           NET
                                                      ADDITIONAL         ACCUM-           STOCK-
                                      COMMON           PAID-IN          ULATED            HOLDER'S
                                       STOCK           CAPITAL          DEFICIT           DEFICIT
                                      -------          -------          -------           -------
Balances at October 31, 1996          $     1              500          (74,535)          (74,034)

     Dividends                             --               --           (6,600)           (6,600)

     Net income                            --               --           11,768            11,768
                                      -------          -------          -------           -------

Balances at October 31, 1997                1              500          (69,367)          (68,866)

     Dividends                             --               --           (7,200)           (7,200)

     Net income                            --               --           10,455            10,455
                                      -------          -------          -------           -------

Balances at October 31, 1998                1              500          (66,112)          (65,611)

     Capital contribution                  --              100               --               100

     Net income                            --               --            5,318             5,318
                                      -------          -------          -------           -------

Balances at October 31, 1999          $     1              600          (60,794)          (60,193)
                                      =======          =======          =======           =======


See accompanying notes to consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended October 31, 1999, 1998, and 1997
                             (Dollars in thousands)

                                                                                1999               1998               1997
                                                                              --------           --------           --------
Cash flows from operating activities:
     Net income                                                               $  5,318             10,455             11,768
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation, depletion, and amortization                            9,131              8,289              7,451
            Amortization of financing fees                                         980                989                989
            Loss (gain) on disposal of equipment                                   (30)                43                 29
            Deferred income taxes                                               (2,063)              (175)              (187)
            Provision for bad debts                                                180                 37                163
            Postretirement and deferred compensation plans                         245                118                476
            Other                                                                 (283)                11                (64)
            Decrease (increase) in operating assets:
               Accounts receivable                                                 753              1,463             (3,065)
               Inventories                                                      (8,454)            (9,532)               224
               Prepaid expenses and other assets                                  (699)               (45)             1,410
            Increase (decrease) in operating liabilities:
               Accounts payable                                                   (236)              (983)               468
               Accrued expenses                                                   (758)            (4,399)               (35)
               Other liabilities                                                    50              2,280                350
                                                                              --------           --------           --------
                      Net cash provided by operating activities                  4,134              8,551             19,977
                                                                              --------           --------           --------
Cash flows from investing activities:
     Capital expenditures                                                      (15,671)            (6,014)            (8,604)
     Proceeds from sale of equipment                                                93                 12                 22
                                                                              --------           --------           --------
                      Net cash used in investing activities                    (15,578)            (6,002)            (8,582)
                                                                              --------           --------           --------
Cash flows from financing activities:
     Net borrowings (repayments) under revolving credit agreements              (1,725)             1,311              1,052
     Repayment of long-term debt                                                   (23)            (1,517)               (19)
     Financing fees and tender offer premiums paid                                 (50)               (60)                --
     Dividends to Group                                                             --             (7,200)            (6,600)
                                                                              --------           --------           --------
                      Net cash used in financing activities                     (1,798)            (7,466)            (5,567)
                                                                              --------           --------           --------

Increase (decrease) in cash and cash equivalents                               (13,242)            (4,917)             5,828
Cash and cash equivalents, beginning of year                                    21,690             26,607             20,779
                                                                              --------           --------           --------
Cash and cash equivalents, end of year                                        $  8,448             21,690             26,607
                                                                              ========           ========           ========

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest                                   $ 17,638             17,934             17,708
     Cash paid during the year for income taxes                                    286              4,617              3,815

Supplemental schedule of noncash investing and financing activities:
     Minimum pension liability adjustment to other assets                     $ (1,083)                23                806
     Minimum pension liability adjustment to other liabilities                  (1,083)                23                806

See accompanying notes to consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 1999, 1998, and 1997
                             (Dollars in thousands)


(1)   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      Renco Metals, Inc. (Renco Metals) is a holding company incorporated in Delaware in July 1993, and is a 100 percent owned subsidiary of The Renco Group, Inc. (Group).

      The accompanying consolidated financial statements include the accounts of Renco Metals and its wholly-owned subsidiaries, Magnesium Corporation of America (Magcorp) and Sabel Industries, Inc. (Sabel) (collectively the Company). Intercompany transactions and balances have been eliminated. Magcorp's 50 percent-owned affiliate is accounted for under the equity method.

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

      Renco Metal's senior notes are unconditionally and fully guaranteed, jointly and severally, by both of its subsidiaries, Magcorp and Sabel (the Guarantors). Separate financial statements of the Guarantors are not presented because, in management's opinion, such financial statements would not be material to investors. Summarized financial information on the combined Guarantors is presented below:

               SUMMARIZED COMBINED GUARANTOR FINANCIAL INFORMATION

                                                                    YEARS ENDED OCTOBER 31,
                                                          --------------------------------------------
                                                            1999              1998              1997
                                                          --------          --------          --------
Combined Guarantor statement of operations data:
   Net sales                                              $179,613           189,699           191,614
   Cost of sales                                           127,694           125,823           129,093
   Net income                                                5,222            10,452            11,748

                                                                 OCTOBER 31,
                                                          --------------------------
                                                            1998              1999
                                                          --------          --------
Combined Guarantor balance sheet data:
   Current assets                                         $ 78,701            84,349
   Noncurrent assets                                        45,508            41,024
   Current liabilities                                      14,701            16,300
   Noncurrent liabilities                                   14,922            19,809

                       RENCO METALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 1999, 1998, and 1997
                             (Dollars in thousands)


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  CASH AND CASH EQUIVALENTS

           For purposes of reporting cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity to the Company of three months or less to be cash equivalents. Cash equivalents consist of the following:

                                                        1999             1998
                                                     -------          -------
           Money market funds                        $ 1,314           10,787
           Certificates of deposit                       211              203
                                                     -------          -------
                                                     $ 1,525           10,990
                                                     =======          =======

      (b)  INVENTORIES

           Inventories are stated at the lower of cost or market, using either weighted average, last-in, first-out (LIFO), or first-in, first-out
           (FIFO).


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


      (d)  OTHER ASSETS

           Other assets include financing costs associated with long-term debt. The costs are being amortized using the straight-line method over the period of the related long-term debt. Other assets consist of the following:

                                                         1999            1998
                                                       ------          ------
           Loan origination and financing fees         $6,550           6,680
           Unrecognized pension prior service cost        149           1,232
           Deposits and other                              48              29
                                                       ------          ------
                                                        6,747           7,941
           Less accumulated amortization                3,101           2,302
                                                       ------          ------
                                                       $3,646           5,639
                                                       ======          ======

                       RENCO METALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 1999, 1998, and 1997
                             (Dollars in thousands)


      (e)  DEFERRED COMPENSATION

           Magcorp and Sabel each have deferred compensation agreements with certain key employees in the form of net worth appreciation participation agreements. The deferred compensation is based on the cumulative net income, as defined in the agreement, of the respective company from a specified date. The aforementioned agreements have been accounted for as deferred compensation in the accompanying consolidated financial statements.

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

      (g)  INCOME TAXES

           On January 15, 1999, Group filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Group elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company will continue to provide for state and local income taxes for the taxing jurisdictions that do not recognize QSSS status, however, management believes this is not material to the Company. However, under the "built in gains" provisions of the tax law, federal and state taxes may become payable and would be charged to the Company's consolidated statement of income. Such taxes are measured by the excess of the fair market value of assets over their tax bases on the effective date of the subchapter S subsidiary election if the associated assets are disposed of within the ten-year post-election period. It is not management's present intention to trigger any taxes under the built-in-gain provisions of the tax law.

                       RENCO METALS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        October 31, 1999, 1998, and 1997
                             (Dollars in thousands)


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

      (i)  RESEARCH AND DEVELOPMENT COSTS

           Research and development costs, included in selling, general, and administrative expenses in the accompanying consolidated financial statements, are expensed as incurred and totaled $1,863, $2,599, and $2,263 for 1999, 1998, and 1997, respectively.

      (j)  FINANCIAL INSTRUMENTS

           The carrying value of accounts receivable, accounts payable, and accrued expenses approximates their estimated value due to the relative short maturity of these instruments.

      (k)  COMPREHENSIVE INCOME

           The Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), Reporting Comprehensive Income, effective November 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. For each of the years in the three-year period ended October 31, 1999, comprehensive income was equal to the net income presented in the accompanying consolidated statements of income.

      (l)  RECLASSIFICATIONS

           Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

(3)   INVENTORIES

      Inventories consist of the following:
                                                         1999             1998
                                                      -------          -------
           Finished goods                             $34,985           24,906
           Brine in ponds                               1,228            1,100
           Spare parts and supplies                     9,076           10,310
           Raw materials and work-in-process              963              743
                                                      -------          -------
                                                       46,252           37,059
           Less LIFO reserve                            1,273              534
                                                      -------          -------
                                                      $44,979           36,525
                                                      =======          =======

                       RENCO METALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 1999, 1998, and 1997
                             (Dollars in thousands)




(4)   PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment are summarized as follows:

                                                           DEPRECIABLE
                                                              LIVES        1999        1998
                                                           ------------  ----------  ---------
          Land                                                  -       $      719         519
          Buildings                                             30           7,587       6,232
          Equipment                                            7-15         87,455      73,935
          Leasehold improvements                               3-5             970         859
          Construction-in-process                               -            5,415       5,828
                                                                         ----------  ---------
                                                                           102,146      87,373
          Less     accumulated     depreciation     and                     60,284      51,988
                amortization
                                                                         ----------  ---------
                                                                        $   41,862      35,385
                                                                         ==========  =========
(5)   LONG-TERM DEBT

      Long-term debt is summarized as follows:

                                                                            1999       1998
                                                                         ----------  ---------
           For Renco Metals:
              11.5% senior notes (a)                                    $  150,000     150,000
           For Magcorp:
              Revolving credit facility (b)                                      -           -
           For Sabel:
              Revolving credit facility (b)                                  2,813       4,538
              9.7% mortgage note                                               416         439
                                                                         ----------  ---------
                    Total long-term debt                                   153,229     154,977
           Less current installments                                            25          23
                                                                         ----------  ---------
                    Long-term debt, excluding current installments      $  153,204     154,954
                                                                         ==========  =========

      The aggregate maturities of long-term debt for each of the twelve-month periods subsequent to October 31, 1999 are as follows: 2000, $25; 2001, $28; 2002, $2,843; 2003, $150,333; and thereafter, none.

                       RENCO METALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 1999, 1998, and 1997
                             (Dollars in thousands)


      As of October 31, 1999, the fair value of the 11.5% Senior Notes was approximately $122,000, based on estimates obtained from brokers. The carrying values of the revolving credit facility and mortgage note are not materially different from the estimated fair value.

      (a)  11.5% SENIOR NOTES

           In July of 1996, Renco Metals issued $150,000 aggregate principal amount of 11.5% Senior Notes due July 1, 2003 (the Notes). The Notes are general unsecured obligations of Renco Metals, and are unconditionally and fully guaranteed, jointly and severally, by the Guarantors. Secured indebtedness of the Guarantors, including borrowings under the Revolving Credit Facilities described below, is senior in right of payments to the Notes with respect to the assets securing such indebtedness. Interest on the Notes is payable semiannually on January 1 and July 1 of each year.

           Except under certain circumstances defined in the indenture governing the Notes, the Notes are not redeemable prior to July 1, 2000. Thereafter, the Notes are redeemable in whole or part, at the option of Renco Metals, at redemption prices ranging from 105.75 percent to 100 percent of the principal amount, depending on the date of redemption. The indenture governing the Notes contains certain covenants, that, among others, limit the type and amount of additional indebtedness that may be incurred by Renco Metals and impose limitations on investments, loans, advances, the payment of dividends and making of certain other payments, the creation of liens, certain transactions with affiliates, and certain mergers. At October 31, 1999, Renco Metals was in compliance with all applicable covenants.

      (b)  REVOLVING CREDIT FACILITIES

           Magcorp and Sabel each have revolving credit facility agreements that provide for advances by the lender based on specified percentages of eligible accounts receivable and inventories to a maximum of $33,000 for Magcorp and $7,000 for Sabel. Advances bear interest at the prime rate plus three quarters of one percent, payable monthly, and are secured primarily by all receivables and inventories of the borrower. In addition, the lender may extend up to $5,000 and $1,500 of letter of credit accommodations to Magcorp and Sabel, respectively, within the limits set forth above. Outstanding letters of credit under the agreements at October 31, 1999 total $1,621 for Magcorp and none for Sabel. Based on these criteria as of October 31, 1999, the unused amounts available to Magcorp and Sabel were approximately $29,700 and $4,200, respectively. The revolving credit facilities will continue until August 2002 and from year to year thereafter, provided that either Magcorp or Sabel, as the case may be, or the lender may terminate either of the facilities as of August 31, 2002, or any subsequent anniversary date on 60 days advance written notice.

           The revolving credit facilities contain various covenants and restrictions including financial covenants, which specify that Magcorp and Sabel maintain specified ratios or minimum financial amounts with regard to net worth and working capital, as well as restrictions regarding additional indebtedness, liens, loans, dividends, and transactions with affiliates. At October 31, 1999, Magcorp and Sabel were in compliance with all applicable covenants.

                       RENCO METALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 1999, 1998, and 1997
                             (Dollars in thousands)


(6)   INVESTMENT IN AFFILIATE

      Magcorp has a 50 percent investment in KemMag LLC, (KemMag), a joint venture that sells iron salts. Sales and cost of sales of Magcorp include iron salts supplied to KemMag at cost, in the amount of $1,569 in 1999, $1,703 in 1998, and $1,626 in 1997. Condensed unaudited financial statement information of KemMag follows:

                                                     YEARS ENDED OCTOBER 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
          Income statement information:
             Sales                              $  5,143      4,558      4,442
             Net income                              760         96        170

                                                    OCTOBER 31,
                                                -------------------
                                                  1999       1998
                                                --------   --------
          Balance sheet information:
             Current assets                    $     943        645
             Current liabilities                   1,635      2,097
                                                --------   --------
                   Net deficit                 $    (692)    (1,452)
                                                ========   ========


      Magcorp has historically provided financial support to KemMag and intends to continue this practice. Accordingly, the Company has recognized cumulative losses in excess of its investment. The carrying value of Magcorp's investment is included in other liabilities in the accompanying consolidated balance sheets and is calculated as follows:

                                                  1999       1998
                                                --------   --------
           Investment                           $      1          1
           Advances                                    -         50
           Equity in losses of KemMag               (347)      (727)
                                                --------   --------
                                                    (346)      (676)
                                                ========   ========

                       RENCO METALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 1999, 1998, and 1997
                             (Dollars in thousands)


(7)   INCOME TAXES

      As a result of the change in tax status described in note 1(g), the Company recognized a net income tax benefit of $1,963 during 1999, which includes the elimination of the net deferred tax liability recorded as of October 31, 1998, partially offset by a $100 charge related to the LIFO reserve recapture. A corresponding amount has been presented as a capital contribution in the accompanying consolidated financial statements, since Group paid the tax on behalf of the Company. As of October 31, 1999, the Company's book bases in its assets and liabilities exceeded its tax bases by approximately $3,200.

      The provision for income tax expense for the years ended October 31, 1998 and 1997 is comprised of the following:

                                          1998              1997
                                        --------          --------
               Federal:
                  Current               $  3,715             4,317
                  Deferred                    10               (64)
                                        --------          --------
                     Total                 3,725             4,253
                                        ========          ========
               State:
                  Current                    802               833
                  Deferred                  (185)             (123)
                                        --------          --------
                     Total              $    617               710
                                        ========          ========

      The statutory federal income tax rate is reconciled to the effective income tax rate for 1998 and 1997 are as follows:

                                          1998              1997
                                        --------          --------
              Computed "expected"
               tax expense              $  5,179             5,856
              State and local tax,
               net of federal benefit        402               523
              Depletion                   (1,060)           (1,374)
              Change in deferred tax
               asset valuation allowance     (66)                -
              Other                         (113)              (42)
                                        --------          --------
                 Income tax provision   $  4,342             4,963
                                        ========          ========

      Deferred income taxes result from temporary differences in the book basis and tax basis of assets and liabilities. Total deferred tax assets and deferred tax liabilities amounted to approximately $3,117 and $4,353, respectively, as of October 31, 1998. The most significant items comprising the deferred tax assets were postretirement benefits of $1,106 and compensation accruals of $870 while deferred tax liabilities consisted primarily of deferred taxes on inventory of $827 and fixed assets of $3,526. The Company had a valuation allowance of $827 for realization of deferred tax assets as of October 31, 1998.

                       RENCO METALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 1999, 1998, and 1997
                             (Dollars in thousands)


(8)   RELATED PARTY TRANSACTIONS

      Group provides management services to the Company under a management agreement. Such services include operational consulting, budget review, income tax consulting, and contracting for insurance under master policies. Pursuant to the agreement, Group provides such services to the Company for an annual management fee of $1,200. The management agreement extends to October 31, 2000, and continues thereafter for additional three-year terms unless sooner terminated by either party giving six months prior written notice. The Company paid management fees to Group of $1,200 for each of the years in the three-year period ended October 31, 1999.

      Magcorp has $318 payable to Group at October 31, 1999 and 1998 that is noninterest bearing. The payable is included in other liabilities in the accompanying consolidated balance sheets and is subordinated to the liabilities described in note 5.

      During 1998 and 1997, the Company paid to Group dividends totaling $7,200 and $6,600, respectively.

(9)   EMPLOYEE BENEFIT PLANS

      Magcorp

      Hourly Defined Benefit Pension Plan and Salaried Postretirement Medical
      Plan

      Pension benefits under Magcorp's defined benefit plan for hourly employees are generally based on a flat dollar amount times years of credited service. Magcorp's funding policy is to contribute amounts sufficient to satisfy regulatory funding standards, based upon independent actuarial valuations.

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

                       RENCO METALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 1999, 1998, and 1997
                             (Dollars in thousands)


      The following provides a reconciliation of benefit obligations, plan assets, and funded assets of the plans:

                                                                                     OTHER
                                                              PENSION           POSTRETIREMENT
                                                              BENEFITS             BENEFITS
                                                         ------------------   -------------------
                                                          1999       1998      1999       1998
                                                         ------    -------   -------     -------
      Change in benefit obligation:
          Beginning of year                            $  6,765      5,919     2,925       2,563
          Service cost                                      303        292       119         106
          Interest cost                                     471        427       204         185
          Actuarial (gain) loss                          (1,072)       214       (19)        112
          Benefits paid                                    (154)       (87)      (76)        (41)
                                                         -------   --------   -------    -------
          End of year                                     6,313      6,765     3,153       2,925
      Change in plan assets:
          Fair value at beginning of year                 5,511      4,555
          Actual return on plan assets                      371        514
          Employer contributions                              -        530
          Benefits paid                                    (155)       (88)
                                                         -------   --------
          Fair value at end of year                       5,727      5,511
      Reconciliation of funded status:
          Funded status                                    (586)    (1,254)   (3,153)     (2,925)
          Unrecognized actuarial gain                    (1,275)      (300)   (3,626)     (3,848)
          Unrecognized prior service cost                 1,424      1,532         -           -
                                                         -------   --------   -------    -------
          Net amount recognized                            (437)       (22)   (6,779)     (6,773)
                                                                              =======    =======
      Amounts recognized in the consolidated balance
       sheets:
          Accrued benefit liability                        (586)    (1,254)
          Intangible asset                                  149      1,232
                                                         -------    ------
          Net amount recognized                         $  (437)       (22)
                                                         =======    ======
      Assumptions (weighted average):
          Discount rate                                    7.75%      7.00%     7.75%       7.00%
          Expected return on plan assets                   8.25%      8.25%

      For measurement purposes, a 7.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 4.5 percent over ten years and remain at that level.

                       RENCO METALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 1999, 1998, and 1997
                             (Dollars in thousands)


      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                    ONE-PERCENTAGE-POINT
                                                                   ----------------------
                                                                    INCREASE    DECREASE
                                                                    --------    --------
      Effect on total of service and interest cost components      $      32         (34)
      Effect on postretirement benefit obligation                        294        (304)

      Net periodic pension and other postretirement benefit costs include the following components:

                                                                                OTHER
                                                      PENSION               POSTRETIREMENT
                                                      BENEFITS                 BENEFITS
                                               ----------------------   ----------------------
                                               1999     1998    1997    1999     1998    1997
                                               -----   ------  ------   -----   ------  ------
      Components of net periodic benefit
            cost
          Service cost                       $   303     292     202      118     106     166
          Interest cost                          471     427     314      204     185     239
          Expected return on assets             (467)   (384)   (306)       -       -       -
          Amortization of unrecognized
            net gain                               -       -       -     (240)   (270)   (202)
          Amortization of prior year
            service cost                         108     108      38        -       -       -
                                               -----   ------  ------   -----   ------  ------
          Net periodic benefit cost          $   415     443     248       82      21     203
                                               =====   ======  ======   =====   ======  ======

      The unrecognized net gain in the postretirement medical plan is being amortized over a period of approximately fifteen years, which represents the average future working lifetime of the plan participants.

      Thrift Plans and Salary Defined Contribution Plan

      Magcorp has a salaried thrift plan and an hourly thrift plan that qualify under the Internal Revenue Code Section 401(k). The plans are available to substantially all employees. Magcorp may make discretionary matching contributions of 50 percent of each hourly employee's contribution, and 75 percent of each salaried employee's contribution, up to the first six percent of the employee's compensation. Matching contributions were $474, $447, and $442 for 1999, 1998, and 1997, respectively.

      Contributions for Magcorp's defined contribution plan are based upon age, years of service, and gross compensation for each salaried employee, and totaled approximately $813, $735, and $557, for 1999, 1998, and 1997,
      respectively.

                       RENCO METALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 1999, 1998, and 1997
                             (Dollars in thousands)


      Sabel

      Under an agreement with the United Steelworkers' Union, which covers certain production employees, Sabel contributes to a pension plan based on a set amount per hour worked for covered employees. The contributions to the plan were $84, $90, and $82 for 1999, 1998, and 1997, respectively.

      Sabel has a noncontributory profit sharing plan for management and administrative employees. The amount of the annual contribution, if any, is at the discretion of Sabel and is not to exceed 15 percent of the compensation of the eligible employees. Contributions to the plan were $115 in 1999. No contributions were made in 1998 or 1997.

(10)  LEASES

      The Company has several noncancelable operating leases, primarily for office and warehouse space, and machinery and equipment. These leases generally contain renewal options. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of October 31, 1999 are listed below:

          YEAR ENDING OCTOBER 31:
             2000                                                   $  1,928
             2001                                                      1,583
             2002                                                      1,046
             2003                                                        556
             2004                                                        352
             Thereafter                                                   91
                                                                      -------
                   Total minimum lease payments                     $  5,556
                                                                      =======

      Rent expense aggregated $2,628, $4,101, and $2,412 for 1999, 1998, and 1997, respectively. Included in rental expense was contingent rental expense of approximately $152, $118, and $73 for 1999, 1998, and 1997, respectively. Additionally, included in rental expense are leases of certain office and warehouse space from entities in which the president of Sabel holds an indirect material interest. Rent expense for such leases aggregated approximately $383, $383, and $336 for 1999, 1998, and 1997, respectively.

                       RENCO METALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 1999, 1998, and 1997
                             (Dollars in thousands)


(11)  COMMITMENTS AND CONTINGENCIES

      (a)   LITIGATION

           In April 1998, the United States filed a complaint against Magcorp in the U.S. District Court for the District of Utah, seeking damages, including treble damages, in alleging that Magcorp has taken magnesium out of mineral-laden ground water belonging to the United States without a mineral lease or payment of royalties. Management strongly believes this claim is based on the erroneous assumption that the disputed minerals came from groundwater belonging to the United States. Management strongly disputes the United States' claims, and believes that the source of the disputed minerals is the water pumped from the Great Salt Lake to the West Desert by the State of Utah - not groundwater - and that the Company properly purchased those minerals pursuant to an agreement with the State of Utah. In 1999 the United States added the State of Utah as a defendant. Like Magcorp, the State of Utah denies the allegations in the United States' complaint. The United States has to date not produced any evidence to support its claims. Management is vigorously defending against the claims and in the opinion of management, after consulting with legal counsel, the ultimate resolution of this uncertainty will not result in a future loss that would be material to the Company's financial condition, results of operations, or liquidity.

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

                       RENCO METALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 1999, 1998, and 1997
                             (Dollars in thousands)


      (c)  ENVIRONMENTAL MATTERS

           The Company is and will continue to be subject to numerous federal and state environmental laws and regulations governing, among other things, air emissions, waste water discharge, and solid and hazardous waste disposal. The Company believes that it has made and intends to continue to make the necessary expenditures for compliance with environmental laws and regulations. Environmental laws and regulations have changed rapidly in recent years, and the Company may be subject to more stringent environmental laws and regulations in the future. The Company cannot currently assess the impact of more stringent standards on its results of operations or financial condition. Magcorp plans to spend a minimum of $30,000 of its capital expenditure budget for 2000 and 2001, in an electrolytic cell conversion program designed to meet environmental regulatory requirements, and for anticipated other future requirements. There can be no assurance that Magcorp's program will be successful, and to the extent it is not successful, it could have a material adverse effect on the Company's financial condition and results of operations.

(12)  ACCRUED EXPENSES

      Accrued expenses consist of:

                                                                     1999        1998
                                                                  --------      -------
          Utilities                                               $  3,075        1,854
          Salaries, bonuses, vacation, and other related accruals    1,917        3,131
          Interest                                                   5,750        5,750
          Taxes, other than income                                     579          581
          Other                                                      2,973        3,736
                                                                  --------      -------
                                                                  $ 14,294       15,052
                                                                  ========      =======

                       RENCO METALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 1999, 1998, and 1997
                             (Dollars in thousands)


(13)  SEGMENT INFORMATION

      The Company classifies its operations into two operating segments: magnesium production and steel wholesaling and fabrication. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (note 2). Management evaluates a segment's performance based upon operating income. There are no intersegment sales, allocated costs, or jointly used assets. Summarized financial information by operating segment follows.

                                                                  1999       1998       1997
                                                                --------   --------  --------
       Revenues:
           Magnesium                                          $  134,728    141,333   147,113
           Steel                                                  44,885     48,366    44,501
                                                                --------   --------  --------
                Consolidated revenues                         $  179,613    189,699   191,614
                                                                ========   ========  ========
       Profit or loss:
         Income from operations:
           Magnesium                                          $   19,056     30,921    32,825
           Steel                                                   2,044      1,640     1,444
                                                                --------   --------  --------
                Total reportable segments                         21,100     32,561    34,269
                                                                --------   --------  --------
         Other income (expense), net                             (17,745)   (17,764)  (17,538)
                                                                --------   --------  --------

                Consolidated income before income taxes      $     3,355     14,797    16,731
                                                                ========   ========  ========
       Assets:
           Magnesium                                          $  108,340    108,034   107,460
           Steel                                                  15,869     16,926    16,124
                                                                --------   --------  --------
                Total reportable segments                        124,209    124,960   123,584
                                                                --------   --------  --------
          Other assets                                             1,882      1,689     3,247
                                                                --------   --------  --------
                Consolidated assets                           $  126,091    126,649   126,831
                                                                ========   ========  ========
       Capital expenditures:
           Magnesium                                          $   15,146      5,827     7,492
           Steel                                                     525        187     1,112
                                                                --------   --------  --------
                Consolidated capital expenditures             $   15,671      6,014     8,604
                                                                ========   ========  ========
       Depreciation, depletion, and amortization:
           Magnesium                                          $    8,678      7,838     7,054
           Steel                                                     453        451       397
                                                                --------   --------  --------
                Consolidated depreciation,
                  depletion, and amortization                 $    9,131      8,289     7,451
                                                                ========   ========  ========

                       RENCO METALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 1999, 1998, and 1997
                             (Dollars in thousands)


(14)  SIGNIFICANT CUSTOMERS AND EXPORT SALES

      During 1999, 1998, and 1997, sales to any single customer did not exceed ten percent of total consolidated revenues. All of the Company's long-lived assets are located in the United States. However, the Company sells and ships products to many foreign countries. The following table summarizes export sales to various geographic areas:

                                    1999             1998             1997
                                 -------          -------          -------
      Net export sales:
         Germany                 $ 6,134            3,495            3,832
         Canada                    2,747            1,389            1,165
         Japan                     1,156            1,442            2,132
         France                    1,108            1,030            1,218
         Other                       781            1,562            1,420
                                 -------          -------          -------
                                 $11,926            8,918            9,767
                                 =======          =======          =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


    None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


    The following table sets forth certain information regarding the directors and executive officers of the Company, Magcorp and Sabel:

              NAME              AGE              POSITION
         Ira Leon Rennert.......65    Chairman,  Director and Chief  Executive  Officer
                                      of the Company, Chairman of Magcorp and Sabel
         Roger L. Fay...........54    Vice President, Finance of the Company
         Michael H. Legge.......53    President and Chief Executive Officer of Magcorp
         Keith Sabel............50    Director,  President and Chief  Executive  Office
                                      of Sabel
         Justin W. D'Atri.......72    Director of Sabel
         Howard I. Kaplan.......55    Vice President of Sales and Marketing of Magcorp
         Ron L. Thayer..........40    Vice President of Operations of Magcorp
         Lee R. Brown...........53    Vice President of Public and Governmental Affairs
                                      of Magcorp
         Todd R. Ogaard.........44    Vice President of Finance and Administration
                                      of Magcorp
         Phillip B. Brown.......52    Vice President of Finance and Treasurer of Sabel
         Frederick F. Callahan..49    Vice President of Sabel

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

   KEITH SABEL has served in his present position as President and Chief Executive Officer of Sabel since 1990 and is also a director of Sabel. Mr. Sabel has been with Sabel in various positions since 1973.

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

   LEE R. BROWN has been Vice President of Human Resources at Magcorp since 1984. Mr. Brown joined NL Industries, Inc., a predecessor of Magcorp, in 1978. Prior to joining NL Industries, he spent two years with Kennecott Copper.

   TODD R. OGAARD joined Magcorp in February 1994 and assumed Vice President of Finance responsibilities effective February 1995. Mr. Ogaard is a certified public accountant. Prior to joining Magcorp, he was a Senior Manager with the accounting and consulting firm of KPMG LLP and had been with that firm in various capacities from September 1981 through January 1994.

   PHILLIP B. BROWN joined Sabel in 1975. He has served as comptroller since 1977, and assumed Vice President of Finance and Treasurer responsibilities in 1999.

   FREDERICK F. CALLAHAN served as purchasing agent manager at Sabel from 1988 to 1992. After five years in other employment, Mr. Callahan rejoined Sabel in 1997 as sales manager, and assumed Vice President responsibilities in 1999.

ITEM 11. EXECUTIVE COMPENSATION.

   The following table sets forth certain information concerning compensation of the named executive officers by the Company for services rendered to it in all capacities during fiscal 1999, 1998 and 1997:

                                                                                                Long-term
                                                                                                 Compen-
                                                                                                  sation
                  Name and                                        Annual Compensation (1)       -----------       All Other
                  Principal                                       ----------------------          LTIP             Compen-
                  Position                             Year        Salary         Bonus         Payouts (3)         sation
------------------------------------------------       -----      --------       -------        -----------      --------------
Ira Leon Rennert (2)                                    1999      $      -       $     -        $        -       $1,200,000 (2)
Chairman and Chief Executive Officer                    1998             -             -                 -        1,200,000 (2)
                                                        1997             -             -                 -        1,200,000 (2)

Michael H. Legge                                        1999       220,756       200,000                 -           29,531 (4)
President and Chief Executive Officer of Magcorp        1998       153,333       250,000           216,000           24,419 (4)
                                                        1997       120,756       250,000           198,000           24,139 (4)

Keith Sabel                                             1999       188,525        20,000                 -            5,401 (5)
President and Chief Executive Officer of Sabel          1998       135,887        50,000                 -                -
                                                        1997       131,915        50,000                 -                -

Howard I. Kaplan                                        1999       120,000        75,000                 -           25,460 (4)
Vice President of Sales and Marketing of Magcorp        1998       103,149       110,000            72,000           24,915 (4)
                                                        1997        94,723       100,000            66,000           22,026 (4)

Ron L.Thayer                                            1999       120,756       100,000                 -            8,018 (4)
Vice President of Operations of Magcorp                 1998        96,592       130,000            72,000            6,400 (4)
                                                        1997        85,550       100,000            66,000            5,850 (4)
------------------------------------------------

(1) Value of perquisites per individual did not exceed the lesser of $50,000 or 10% of total salary and bonus per named executive officer.

(2) Mr. Rennert receives no cash compensation directly from the Company. He is Chairman of the Board. All of the Company's issued and outstanding capital stock is owned by Group, which is owned through trusts established by him for himself and members of his family. Group receives a management fee from the Company pursuant to a management agreement. The amount shown includes the $1.2 million annual management fee paid by the Company to Group for each fiscal year. See "ITEM 13. Certain Relationships and Related Transactions."

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

Compensation Committee Interlocks and Insider Participation

    The Company had no compensation committee during fiscal 1999. The sole member of the Board of Directors was Mr. Rennert. The compensation for the executive officers is fixed by negotiations between such executive officers and Mr. Rennert acting on behalf of Group.

    During 1999, no executive officer of the Company served (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Company's board of directors, (b) as a director of another entity, one of whose executive officers served on the Company's board of directors or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a Director of the Company.

Employment Agreements

    Mr. Legge is employed by Magcorp pursuant to an employment agreement effective as of January 1, 1993 and as amended July 22, 1998, which continues until December 31, 2000 and for additional one-year periods thereafter unless terminated by either party by written notice given 30 days prior to the then current expiration date. Pursuant to such employment agreement, Mr. Legge will receive a base minimum annual salary of $220,000 and a bonus of at least $35,000 for each year in which Magcorp is profitable.

    Dr. Kaplan is employed by Magcorp pursuant to an employment agreement effective as of June 1, 1994 and as amended July 22, 1998, which continues until October 31, 2000 and for additional one-year periods thereafter unless terminated by either party by written notice given six months prior to the then current expiration date. Pursuant to such employment agreement, Mr. Kaplan will receive a base minimum annual salary of $120,000 and a bonus of at least $25,000 for each year in which Magcorp is profitable.

    Mr. Thayer is employed by Magcorp pursuant to an employment agreement effective as of January 1, 1993 and as amended July 22, 1998, which continues until December 31, 2000 and for additional one-year periods unless terminated by either party by written notice given 30 days prior to the then current expiration date. Pursuant to such employment agreement, Mr. Thayer will receive a base minimum annual salary of $120,000 and a bonus of at least $20,000 for each year in which Magcorp is profitable.

Net Worth Appreciation Agreements

    Mr. Legge, Dr. Kaplan, Mr. Thayer, Mr. Brown and Mr. Ogaard are each parties to Net Worth Appreciation Agreements ("NWAP Agreements") with Magcorp, under which each will be entitled to receive a fixed percentage of the increase in the cumulative net income of Magcorp from August 1, 1996 until the end of the fiscal quarter preceding the date of the termination of his employment or, if the employee leaves voluntarily, following the expiration of 30 days after his giving notice of resignation. Such amount is payable without interest in 40 equal quarterly installments commencing on the employee's termination, or, if later, the earlier of June 11, 2011 or his attaining the age 62 (or his prior death or disability), and so long as he has not engaged in any business competitive with that of Magcorp subsequent to leaving his employment. The maximum aggregate percentage payable to the five executives is 7% of such increase in the cumulative net income of Magcorp.

    Mr. Sabel and Mr. Brown are each parties to NWAP Agreements with Sabel entitling them upon leaving the employment of Sabel to receive a fixed percentage of the increase in the net income of Sabel, as defined in the agreements, from August 1, 1993 until the end of the fiscal quarter preceding the date of termination, payable without interest in 40 quarterly installments.

    Assuming all of the Company's executive officers had retired at October 31, 1999, an aggregate of $935,000 would have been payable to such executive officers pursuant to the NWAP Agreements.

    The NWAP Agreements also provide that, if while employed by Magcorp or Sabel, the respective company pays certain cash dividends on its common stock, the respective company will make a cash payment to the applicable executive officer equal to the total amount of the cash dividend multiplied by their applicable fully vested participation percentage. In conjunction with the Company's dividends to Group, Magcorp's Board of Directors declared and paid to Renco Metals dividends totaling $7.2 million in 1998 and $6.6 million in 1997. Accordingly, an aggregate of $504,000 in 1998 and $462,000 in 1997 was paid to the five Magcorp executive officers covered by Magcorp's NWAP Agreements.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth the beneficial ownership of the outstanding equity securities of the Company as of January 27, 2000:


                               NAME AND ADDRESS OF             AMOUNT AND NATURE OF         PERCENT
       TITLE OF CLASS           BENEFICIAL OWNER               BENEFICIAL OWNERSHOF          CLASS
       --------------           ----------------               --------------------          -----
Common  stock,  no  par      The Renco Group, Inc.             1,000 shares, Direct           100%
value...................     (1)

                             Ira Leon Rennert(2)
                             c/o The Renco Group               1,000 shares                   100%
                             Inc.(1)

                             All directors and
                             executive officers as             1,000 shares                   100%
                             a group(2)

---------------------

(1) The address of Group is 30 Rockefeller Plaza, Suite 4225, New York, NY
    10112.
(2) All of the Company's issued and outstanding capital stock is owned by Group, which is owned through trusts established by Mr. Rennert for himself and members of his family. Mr. Rennert may be deemed to be the beneficial owner of the Company's capital stock. Roger L. Fay, Vice President, Finance of the Company, is Vice President, Finance and a director of Group. Justin W. D'Atri, Secretary of the Company and the Subsidiaries, is Secretary and a director of Group and one of the trustees of the trusts mentioned in above. No other executive officer of the Company or the Subsidiaries has any interest in Group. By virtue of Group's ownership of all the outstanding shares of capital stock of the Company, and. the ownership by Mr. Rennert's trusts of the capital stock of Group, Mr. Rennert is in a position to control actions that require the consent of a majority of the holders of the Company's outstanding shares of capital stock, including the election of the board of directors.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


  Management Agreement

    Group provides management services to the Company under a management agreement (the "Management Agreement"). Such services include operational consulting, budget review, income tax consulting and contracting for insurance under master policies. Pursuant to the Management Agreement, Group provides such services to the Company for an annual management fee equal to $1.2 million. The Management Agreement extends to October 31, 2000, and continues thereafter for additional three-year terms unless sooner terminated by either party by giving six months prior written notice. The Company paid management fees of $1.2 million to Group for each of the years in the three year period ended October 31, 1999. The Company believes that the cost of obtaining the type and quality of services rendered by Group under the Management Agreement was, and continues to be, no less favorable than that at which the Company could obtain such services from unaffiliated entities.

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

Each insured Group subsidiary has been assigned an individual maximum cost based on historical guaranteed cost premiums. The overall and individual subsidiary maximums are subject to revision based on audit of actual premium factors. If an insured Group subsidiary reaches its individual maximum cost, the other insured subsidiaries are required to share proportionately in the excess cost of the subsidiary that has reached its individual maximum. In 1999, the Company incurred costs of approximately $1.2 million under the Group insurance program. The Company believes that its insurance costs under this program were less than it would have incurred if it had obtained its insurance directly.

  Tax Sharing Agreement

    Pursuant to a tax sharing agreement between the Company and Group, the Company pays to Group an amount equal to the amount the Company would have been required to pay for taxes on a stand-alone basis to the Internal Revenue Service and the applicable state taxing authority, as the case may be, except that the Company will not have the benefit of any of its tax loss carryforwards unless such tax losses were a result of timing differences between the Company's accounting for tax and financial reporting purposes, which agreement also provides that transactions between the Company and Group and its other subsidiaries are accounted for on a cash basis and not on an accrual basis. On January 15, 1999, Group filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Group elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The Company will continue to provide for state and local income taxes for the taxing jurisdictions that do not recognize QSSS status, however, management believes this is not material to the Company. However, under the "built in gains" provisions of the tax law, federal and state taxes may become payable and would be charged to the Company's statement of income. Such taxes are measured by the excess of the fair market value of assets over their tax bases on the effective date of the subchapter S subsidiary election if the associated assets are disposed of within the ten-year post-election period. It is not management's present intention to trigger any taxes under the built-in-gain provisions of the tax law.

  Transactions with Sabel Family

    Sabel leases certain of its facilities from an affiliate of the Sabel family under a lease running to July 31, 2002, which may be extended for an additional term of five years. Total rent payments during 1999 were $383,000.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


    A.  Documents filed as part of this Form 10-K:

        1. Financial Statements (included in Part II, ITEM 8):

            Independent Auditors' Report                                                      18

            Consolidated Balance Sheets - October 31, 1999 and 1998                           19

            Consolidated  Statements of Income - Years ended October 31, 1999,  1998 and
               1997                                                                           20

            Consolidated  Statements of Stockholder's  Deficit - Years ended October 31,
               1999, 1998 and 1997                                                            21

            Consolidated  Statements of Cash Flows - Years ended October 31, 1999,  1998
               and 1997                                                                       22

            Notes to Consolidated Financial Statements                                        23

        2. Financial Statement Schedules  (included in Part IV):

           Schedule II       Valuation and Qualifying Accounts                                47

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

        3.  Exhibits

          EXHIBIT NO.                      IDENTIFICATION OF EXHIBITS
          -----------                      --------------------------
             3.1    --  Certificate of Incorporation of Renco Metals, Inc.              (1)

             3.2    --  Certificate  of  Incorporation  of  Magnesium  Corporation  of  (1)
                        America

             3.3    --  Certificate of Incorporation of Sabel Industries, Inc.          (1)


             3.4    --  By-laws of Renco Metals, Inc.                                   (1)

             3.5    --  By-laws of Magnesium Corporation of America                     (1)

             3.6    --  By-laws of Sabel Industries, Inc.                               (1)

             4.1    --  Indenture dated as of July 1, 1996 among Renco Metals,          (6)
                        Inc., Issuer, Magnesium Corporation of America and Sabel
                        Industries, Inc., Guarantors, and State Street Bank and
                        Trust, successor Trustee, relating to 11-1/2% Senior
                        Notes Due 2003 (with form of Note and form of guarantee
                        annexed)

            10.1    --  Employment   Agreements   between  Magnesium   Corporation  of
                        America and:
                        a) Michael H. Legge, dated September 24, 1992 effective         (1)
                           January 1, 1993
                        b) Ron L. Thayer effective June 1, 1994                         (2)
                        c) Howard I. Kaplan dated June 10, 1994                         (2)
                        d) Lee R. Brown, dated September 1, 1989                        (1)
                        e) Todd R. Ogaard, dated December 1, 1994                       (2)

           10.1.1   --  Amendments to Employment Agreements between Magnesium
                        Corporation of America and:
                        a) Michael H. Legge                                            (10)
                        b) Ron L. Thayer                                               (10)
                        c) Howard I. Kaplan                                            (10)
                        d) Lee R. Brown                                                (10)
                        e) Todd R. Ogaard                                              (10)

            10.2    --  Net Worth Appreciation Agreements between Magnesium
                        Corporation of America and:
                        a) Michael H. Legge, dated September 24, 1992                   (1)
                        b) Ron L. Thayer, dated September 24, 1992                      (1)
                        c) Lee R. Brown, dated July 30, 1993                            (1)
                        d) Howard I. Kaplan, dated June 10, 1994                        (2)
                        e) Todd R. Ogaard, dated May 19, 1995                           (3)

            10.3    --  Amendments to Net Worth Appreciation Agreements between
                        Magnesium Corporation of America and:
                        a) Michael H. Legge                                             (8)
                        b) Ron L. Thayer                                                (8)
                        c) Lee R. Brown                                                 (8)
                        d) Todd R. Ogaard                                               (8)
                        e) Howard I. Kaplan                                             (8)

            10.4    --  Management Consultant Agreement dated August 4, 1993 between    (1)
                        The Renco Group, Inc. and Renco Metals, Inc.

            10.5    --  Amendment No. 1 to Management Consultant Agreement dated May    (5)
                        17, 1996 between The Renco Group, Inc. and Renco Metals, Inc.

            10.6    --  Amended and Restated Loan and Security Agreement between        (1)
                        Congress Financial Corporation and Magnesium  Corporation
                        of America dated August 4, 1993

            10.7    --  Amendment No. 1 dated January 31, 1996 to Amended and           (4)
                        Restated Loan and Security Agreement dated as of August
                        4, 1993, between Congress Financial Corporation and
                        Magnesium Corporation of America, extending the term
                        thereof to August 4, 1998

            10.8    --  Amendment No. 2 dated July 3, 1996 to Amended and               (8)
                        Restated Loan and Security Agreement dated as of August
                        4, 1993, between Congress Financial Corporation and
                        Magnesium Corporation of America

           10.8.1   --  Amendment No. 3 dated August 28, 1997 to Amended and            (9)
                        Restated Loan and Security Agreement dated as of August
                        4, 1993, between Congress Financial Corporation and
                        Magnesium Corporation of America

           10.8.2   --  Amendment No. 4 dated January 19, 1999 to Amended and          (11)
                        Restated Loan and Security Agreement dated as of August
                        4, 1993, between Congress Financial Corporation and
                        Magnesium Corporation of America

           10.8.3   --  Amendment No. 5 dated August 10, 1999 to Amended and           (12)
                        Restated Loan and Security Agreement dated as of August
                        4, 1993, between Congress Financial Corporation and
                        Magnesium Corporation of America

         EXHIBIT NO.                      IDENTIFICATION OF EXHIBITS
         --  --  ---                      --  --  --  --  --  --  --
            10.9    --  Loan and Security Agreement between Congress Financial          (1)
                        Corporation and Sabel Industries, Inc. dated August 4,
                        1993

            10.10   --  Amendment No. 1 dated January 31, 1996 to Loan and              (4)
                        Security Agreement dated as of August 4, 1993, between
                        Congress Financial Corporation and Sabel Industries,
                        Inc., extending the term thereof to August 4, 1998

            10.11   --  Amendment No. 2 dated July 3, 1996 to Loan and Security         (8)
                        Agreement dated as of August 4, 1993, between Congress
                        Financial Corporation and Sabel Industries, Inc.

           10.11.1  --  Amendment No. 3 dated August 28, 1997 to Loan and               (9)
                        Security Agreement dated as of August 4, 1993, between
                        Congress Financial Corporation and Sabel Industries,
                        Inc.

           10.11.2  --  Amendment No. 4 dated January 19, 1999 to Loan and             (11)
                        Security Agreement dated as of August 4, 1993, between
                        Congress Financial Corporation and Sabel Industries,
                        Inc.

           10.11.3  --  Amendment No. 5 dated August 10, 1999 to Loan and              (12)
                        Security Agreement dated as of August 4, 1993, between
                        Congress Financial Corporation and Sabel Industries,
                        Inc.

             10.12  --  Agreement dated July 31, 1969 between the State of Utah,        (1)
                        acting by and through the State Land Board, and National
                        Lead Company, as amended by Addendum dated March 7,
                        1970, Second Addendum dated March 7, 1972 and Assignment
                        to Amax Magnesium Corporation dated October 31, 1980 (ML
                        18779)

             10.13  --  Special Use Lease Agreement 711 dated July 14, 1987             (1)
                        between the State of Utah, Division of State Lands and
                        Forestry and Amax Magnesium Corporation

             10.14  --  Amended Rights of Way No. U-54897, dated June 21, 1993          (1)
                        issued by the United States Department of the Interior
                        Bureau of Land Management, Salt Lake District Office to
                        Magnesium Corporation of America

             10.15  --  Lease dated May 13, 1991 between Sabel Industries, Inc.         (1)
                        as tenant and Janis Sabel, the Estate of Mark Sabel,
                        Marcelle Sabel Moers a/k/a Marcel Sabel Moers, Dorothy
                        Anne Bell and Lee Altheimer as successors to the Estate
                        of Dorothy Altheimer with respect to premises known as
                        Theodore Highway 90, County of Mobile, Alabama

             10.16  --  Lease dated July 1, 1977 between Dewey Emfinger and his         (1)
                        wife, Bea Emfinger, to Sabel Steel Service Incorporated
                        with respect to premises known at 599 Ross Clark Circle,
                        Dothan, Alabama and the sublease thereof to Sabel
                        Industries, Inc. then known as Ren Alabama Inc. dated
                        July 30, 1987

             10.17  --  Lease dated July 30, 1987 between Mark Sabel, Janis             (1)
                        Sabel, Marcel Moers and Dorothy Altheimer, owner of an
                        undivided 50% interest and Ted Cohen, owner of an
                        undivided 50% interest, all as tenants in common, to
                        Sabel Industries, Inc. (name subsequently changed to
                        JiMark Investment Company, Inc.) with respect to
                        premises known as 2811 Day Street, Montgomery, Alabama
                        and the sublease thereof to Sabel Industries, Inc., then
                        known as Ren Alabama Inc., dated July 30, 1987. Note:
                        Sabel Industries, Inc. subsequently purchased the
                        undivided 50% interest of Mr. Cohen

             10.18  --  Master Lease Indenture dated July 30, 1987 between Sabel        (1)
                        Land Company, a tenancy in common, comprised of Mark
                        Sabel, Janis Sabel, Marcel Moers and Dorothy Altheimer
                        and Sabel Industries, Inc. then known as Ren Alabama
                        Inc. covering premises known as Railroad Street, West
                        Lafayette Street, East Lafayette Street, 749 North Court
                        Street and 589 North Court Street, all in Montgomery,
                        Alabama (other premises covered by this original lease
                        are no longer used by Sabel Industries, Inc.)

             10.19  --  Brine Supply Agreement dated August 3, 1993 between AZKO        (1)
                        Salt Inc. and Magnesium Corporation of America

             10.20  --  Net Worth Appreciation Agreements between Sabel Industries,
                        Inc. and:
                        a) Keith Sabel, dated January 24, 1994                          (2)
                        b) Phillip Brown, dated January 24, 1994                        (2)

           10.20.1  --  Amendment to Net Worth Appreciation Agreements between Sabel
                        Industries, Inc. and:
                        a) Keith Sabel, dated January 15, 1999                         (13)
                        b) Phillip Brown, dated January 15, 1999                       (13)

             10.21  --  Waiver of "Additional Fees" through October 31, 1995 dated      (3)
                        January 11, 1996 between The Renco Group, Inc. and Renco
                        Metals, Inc.

             21.1   --  Subsidiaries of Renco Metals, Inc.                             (1)

              27    --  Financial Data Schedule

--------------------------------------------------------------------------------

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

    (10)Previously filed and incorporated herein by reference from Renco Metals, Inc.'s Form 10-Q for the quarterly period ended July 31, 1998 (File No. 333-4513).

    (11)Previously filed and incorporated herein by reference from Renco Metals, Inc.'s Form 10-K for the fiscal year ended October 31, 1998 (File No. 333-4513).

    (12)Previously filed and incorporated herein by reference from Renco Metals, Inc.'s Form 10-Q for the quarterly period ended July 31, 1999 (File No. 333-4513).

    (13)Filed herewith electronically


    B. No reports on Form 8-K were issued subsequent to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999.

                                                                     Schedule II
                       RENCO METALS, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended October 31, 1999, 1998, and 1997

                             (dollars in thousands)


                                                    Balance     Additions
                                                       at        charged   Deductions-
                                                   beginning    to costs    write-offs   Balance
                                                       of         and        against     at end
                                                      year      expenses    allowance    of year
                                                   ---------    --------    ----------  --------
Year ended October 31, 1999:
  Applied against asset accounts:
      Allowance for doubtful accounts               $    514         180         (162)      532
      Allowance for inventory obsolescence               442         295         (176)      561
Year ended October 31, 1998:
  Applied against asset accounts:
      Allowance for doubtful accounts               $    514          37          (37)      514
      Allowance for inventory obsolescence               442           -            -       442
Year ended October 31, 1997:
  Applied against asset accounts:
      Allowance for doubtful accounts               $    514         163         (163)      514
      Allowance for inventory obsolescence               442           -            -       442

                                   SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             RENCO METALS, INC.
                                             (Registrant)



Date:      January 27, 2000                  By   /s/ Ira Leon Rennert
-------------------------------------          ---------------------------------
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






Date:      January 27, 2000                       /s/ Ira Leon Rennert
-------------------------------------          ---------------------------------
                                                  Ira Leon Rennert
                                                  Chairman of the Board, sole
                                                  Director, and Chief Executive
                                                  Officer (Principal Executive
                                                  Officer)



Date:      January 27, 2000                       /s/ Roger L. Fay
-------------------------------------          ---------------------------------
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