Form 10-Q
period 2000-01-31
RENCO METALS INC
filed 2000-03-08
CIK 911566

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JANUARY 31, 2000

                                       or

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

                                                      / / YES       /X/ NO



Number of shares outstanding of each of the registrant's classes of common stock, as of March 3, 2000:
COMMON STOCK, NO PAR VALUE                                       1,000 SHARES

                                    FORM 10-Q

                               RENCO METALS, INC.

                         QUARTER ENDED JANUARY 31, 2000



                                TABLE OF CONTENTS

                                                                                                                PAGE NO.
                                                                                                               ----------
PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL  STATEMENTS

         Condensed Consolidated Balance Sheets - January 31, 2000 and October 31, 1999                             3

         Condensed Consolidated Statements Of Operations - Three Months Ended January 31, 2000 and 1999            4

         Condensed Consolidated Statements Of Cash Flows - Three Months Ended January 31, 2000 and 1999            5

         Notes To Consolidated Financial Statements                                                                6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                7

PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                                    10

SIGNATURES                                                                                                        11


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS




                       RENCO METALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     JANUARY 31,       October 31,
                                                                                        2000              1999
                                     ASSETS                                         (UNAUDITED)         (Audited)
                                  ------------                                     -------------      -------------
Current assets:
      Cash and cash equivalents                                                      $  2,090           $  8,448
      Accounts receivable, less allowance for doubtful accounts of
         $1,169 in 2000 and $532 in 1999                                               20,843             25,478
      Inventories, net (note 2)                                                        47,116             44,979
      Prepaid expenses and other current assets                                         1,419              1,678
                                                                                    -----------       -------------
                  Total current assets                                                 71,468             80,583
                                                                                    -----------       -------------
Property, plant, and equipment, net                                                    44,383             41,862
Other assets, net                                                                       3,394              3,646
                                                                                    -----------       -------------
                                                                                     $119,245           $126,091
                                                                                    ===========       =============

                     LIABILITIES AND STOCKHOLDER'S DEFICIT
                    ---------------------------------------
Current liabilities:
      Current installments of long-term debt                                         $     25          $    25
      Accounts payable                                                                  5,678            7,043
      Accrued expenses and other current liabilities                                    9,072           14,294
                                                                                    -----------       -------------
                  Total current liabilities                                            14,775           21,362
                                                                                    -----------       -------------
Long-term debt, excluding current installments                                        156,827          153,204
Other liabilities                                                                      11,198           11,718
                                                                                    -----------       -------------
                  Total liabilities                                                   182,800          186,284

Stockholder's deficit:
      Common stock, no par value.  Authorized, issued, and
         outstanding 1,000 shares                                                           1                1
      Additional paid-in capital                                                          600              600
      Accumulated deficit                                                             (64,156)         (60,794)
                                                                                    -----------       -------------
                  Total stockholder's deficit                                         (63,555)         (60,193)
                                                                                    -----------       -------------
Commitments and contingencies                                                       -----------       -------------
                                                                                     $119,245         $126,091
                                                                                    ==========        =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     RENCO METALS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS
                                                            ENDED JANUARY 31,
                                                         ----------------------
                                                           2000           1999
                                                         --------       -------
Sales                                                    $39,153        $41,620
Costs and expenses:
      Cost of sales                                       30,851         28,768
      Depreciation, depletion, and amortization            2,208          2,336
      Selling, general, and administrative expenses        4,969          4,679
                                                       ----------       --------
                  Total costs and expenses                38,028         35,783
                                                       ----------       --------
                     Income from operations                1,125          5,837

Other income (expense):
      Interest income                                         89            239
      Interest expense                                    (4,656)        (4,671)
      Equity in earnings of affiliate                         80              -
                                                       ----------       --------
                  Total other income (expense)            (4,487)        (4,432)
                                                       ----------       --------
                     Income (loss) before income taxes    (3,362)         1,405
Income tax (benefit)                                           -         (2,063)
                                                       ----------       --------
                         Net income (loss)               $(3,362)        $3,468
                                                       ----------       --------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                            THREE MONTHS
                                                                                          ENDED JANUARY 31,
                                                                                      -----------------------
                                                                                        2000           1999
                                                                                      --------       --------
Net cash used in operating activities                                                 $(5,252)       $(4,035)
                                                                                      --------       --------
Cash flows from investing activities -
      Capital expenditures                                                             (4,729)        (3,280)
                                                                                      --------       --------
                  Net cash used in investing activities                                (4,729)        (3,280)
                                                                                      --------       --------
Cash flows from financing activities:
      Net borrowings (repayments) under revolving credit agreements                     3,629           (270)
      Repayment of long-term debt                                                         (6)             (6)
      Payment of financing fees                                                             -            (50)
                                                                                      --------       --------
                  Net cash provided by (used in) financing activities                   3,623           (326)
                                                                                      --------       --------
Decrease in cash and cash equivalents                                                  (6,358)        (7,641)
Cash and cash equivalents, beginning of period                                          8,448         21,690
                                                                                      --------       --------
Cash and cash equivalents, end of period                                               $2,090        $14,049
                                                                                      ========       ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the period for interest                                         $8,717         $8,737
      Cash paid during the period for income taxes                                     $    -         $   65


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)    BASIS OF PRESENTATION

       The accompanying condensed consolidated financial statements have been prepared from the accounting records of Renco Metals, Inc. (Renco Metals) and its subsidiaries (the Company), Magnesium Corporation of America (Magcorp), and Sabel Industries, Inc. (Sabel), without audit (except where presented data is specifically identified as audited) pursuant to the rules and regulations of the Securities and Exchange Commission. Renco Metals is a 100% owned subsidiary of The Renco Group, Inc. (Group). The financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended October 31, 1999.

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

               SUMMARIZED COMBINED GUARANTOR FINANCIAL INFORMATION

                                                    Three months
                                                 Ended January 31,
                                                2000           1999
                                              --------       --------
                                              (dollars in thousands)
Statement of operations data:
       Net sales                              $39,153        $41,620
       Cost of sales                          $30,851        $28,768
       Net income (loss)                      $(3,393)       $ 3,450


                                                            October 31,
                                             JANUARY 31,       1999
                                                 2000       (Audited)
                                            -----------     ----------
                                              (dollars in thousands)
Balance sheet data:
       Current assets                         $69,952        $78,701
       Noncurrent assets                      $47,777        $45,508
       Current liabilities                    $12,523        $14,701
       Noncurrent liabilities                 $18,025        $14,922


(2)    INVENTORIES

       Inventories consist of the following:

                                                                     October 31,
                                                     JANUARY 31,         1999
                                                        2000          (Audited)
                                                     -----------     ------------
                                                          (dollars in thousands)
Finished goods                                          $39,528         $34,985
Brine in ponds                                            1,138           1,228
Spare parts and supplies                                  9,330           9,076
Raw materials and work-in-process                           815             963
                                                     -----------     ------------
                                                         50,811          46,252
Less LIFO reserve                                         3,695           1,273
                                                     -----------     ------------
                                                        $47,116         $44,979
                                                     ===========     ============


(3)    SEGMENT INFORMATION

       The Company classifies its operations into two operating segments: magnesium production and steel wholesaling and fabrication. Management evaluates a segment's performance based upon operating income. There are no intersegment sales, allocated costs, or jointly used assets. Summarized financial information by operating segment follows.

                                                                       THREE MONTHS
                                                                     ENDED JANUARY 31,
                                                                   -------------------
                                                                    2000           1999
                                                                  --------       --------
                                                                   (dollars in thousands)
Revenues
           Magnesium                                              $28,486        $31,186
           Steel                                                   10,667         10,434
                                                                 ---------      ---------
               Consolidated revenues                              $39,153        $41,620
                                                                 =========      =========
Profit or loss:
      Income from operations:
           Magnesium                                              $   703        $ 5,747
           Steel                                                      442            546
                                                                 ---------      ---------
               Total reportable segments                            1,145          6,293
                                                                 ---------      ---------
      Other income (expense), net                                  (4,507)        (4,888)
                                                                 ---------      ---------
               Consolidated income (loss) before income taxes     $(3,362)        $1,405
                                                                 =========      =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999

SALES for the three-month period ended January 31, 2000 decreased 5.9% over the prior period. The decrease was attributable to an 8.7% decrease in Magcorp's revenues partially offset by a 2.2% increase in Sabel's revenues. Magnesium shipments decreased 4.9% and Magcorp's average selling price for magnesium decreased 4.8%. Import competition from foreign producers continues to put pressure on magnesium pricing and volumes. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no certainty that current trends will not continue. Sabel's sales increase was due to overall price increases in the U.S. steel industry.

COST OF SALES for the three-month period ended January 31, 2000 increased 7.2% on a consolidated basis. Magcorp's cost of sales increased 11.6% due primarily to higher production costs at Magcorp caused by production levels being below capacity and a $2.4 million LIFO inventory valuation charge. Cost of sales at

Magcorp was also adversely affected by increased processing costs associated with increased volumes of recycled magnesium. When compared to the corresponding period in 1999, Magcorp increased its participation in die cast markets, which also requires handling and recycling of die cast customer scrap, increasing costs and decreasing margins. Magcorp's cost of sales increase was offset by a 6.0% cost of sales decrease at Sabel attributable to volume decreases incurred while margins increased in the U.S. Steel industry as mentioned above.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the three-month period ended January 31, 2000 decreased 5.5% due to certain long-lived assets originally capitalized at the time of Magcorp's acquisition in 1989 becoming fully depreciated, offset by increased depreciation for recently acquired capital equipment additions.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the three-month period ended January 31, 2000 increased 6.2% over the corresponding prior period due largely to increased charges to allowance for doubtful accounts stemming from one of Magcorp's customers filing for Chapter 11 bankruptcy protection.

INTEREST INCOME for the three-month period ended January 31, 2000 decreased $150,000 due to decreased cash and cash equivalent balances on hand.

INCOME TAXES for the three-month period ended January 31, 2000 were zero. Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Group. Accordingly, the Company is generally not subject to income taxes. As a result of the subchapter S designation, during the three months ended January 31, 1999 the Company recognized an income tax benefit of $2.1 million that included the elimination of net deferred tax liabilities recorded as of October 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES


The Company's liquidity needs arise from working capital requirements, capital investments and interest payment obligations. The Company's primary source of liquidity has historically been cash provided by operating activities. The Company also has available $40.0 million in revolving credit facilities that provide for advances by the lender based on specified percentages of eligible accounts receivable and inventories to a maximum of $33.0 million for Magcorp and $7.0 million for Sabel, net of outstanding letters of credit. As of January 31, 2000, the unused amounts available to Magcorp and Sabel were approximately $24.2 million and $2.6 million, respectively. During the three-month period ended January 31, 2000, Magcorp and Sabel borrowed net amounts of $2.1 million and $1.5 million, respectively, under their revolving credit facilities.

Cash used in operating activities was $5.3 million for the three-month period ended January 31, 2000 compared to $4.0 million for the corresponding prior period. The $1.3 million increase in cash used in operations resulted primarily from decreased operating income, offset by favorable changes in working capital items. The reduced operating income is attributable to lower sales volume and pricing from increased import competition in the magnesium operations and by lower margins on increased sales of die cast market products. Pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will not continue.

Capital expenditures were $4.7 million for the three-month period ended January 31, 2000, and are budgeted to total approximately $20 million for 2000, $16 million for 2001, and $3 million for 2002. Of these projected capital expenditure amounts, an estimated total of $31 million is related to new electrolytic cell technology that is expected to improve manufacturing efficiencies and ensure compliance with future environmental standards. Original plans for complete plant conversion have been scaled back to allow some flexibility due to reduced cash flow from operations caused by worsened market conditions. Certain critical components are requiring more lead-time than was originally anticipated. As a result, conversion of the cells is now expected to commence in late summer or early fall of 2000 and take place over a period of approximately two years. Associated cost reductions and related manufacturing efficiencies will occur gradually as conversion progresses, but will not be fully realized in the Company's operating results until 2002.

Management anticipates that existing cash balances, cash generated from operations, and availability under its revolving credit facilities will be sufficient to finance the Company's liquidity needs for the foreseeable future. However, if magnesium market conditions further deteriorate, in order to fund its planned capital expenditures through 2001, the Company may need to consider additional sources of liquidity or further scale back Magcorp's cell conversion project.

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

In anticipation of the new standards, Magcorp has embarked on a program to install new electrolytic cell technology that will reduce chlorine emissions at the source. The new cells are also expected to significantly reduce costs because they have much higher throughput and are more energy efficient. As noted above, cell conversion is expected to commence in late summer or early fall of 2000 and take place over approximately two years. With respect to hydrogen chloride, Magcorp has recently installed and is successfully operating scrubbers to reduce pertinent emissions. Magcorp does not expect that it will be required to spend significant additional amounts to meet the new standards for hydrogen chloride. Magcorp plans to spend an estimated $30 to $35 million of its total capital expenditure budget through 2001, directly or indirectly, to meet environmental regulatory requirements, primarily for NESHAPS, and for other anticipated future requirements. Prototype cell-related project development expenses to date total $6.7 million. There can be no assurance that Magcorp's cell conversion program will be successful, and to the extent it is not successful, it could have a material adverse effect on the Company's financial condition and results of operations.

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



                                               RENCO METALS, INC.
                                               (Registrant)






         March 3, 2000                             /s/    Ira Leon Rennert
----------------------------------             -------------------------------
Date                                           Ira Leon Rennert
                                               Chairman of the Board and
                                               Principal Executive Officer






         March 3, 2000                             /s/    Roger L. Fay
----------------------------------             ------------------------------
Date                                           Roger L. Fay
                                               Vice President - Finance
                                               Principal Financial  and
                                               Accounting Officer