Form 10-Q
period 2000-04-30
RENCO METALS INC
filed 2000-06-12
CIK 911566

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended APRIL 30, 2000

                                    or

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


Number of shares outstanding of each of the registrant's classes of common stock, as of June 12, 2000:
COMMON STOCK, NO PAR VALUE                                          1,000 SHARES

                                    FORM 10-Q

                               RENCO METALS, INC.

                          QUARTER ENDED APRIL 30, 2000



                                TABLE OF CONTENTS
                                -----------------
                                                                                                  PAGE NO.
                                                                                                  --------
PART I - FINANCIAL INFORMATION

     ITEM 1 -   FINANCIAL  STATEMENTS

         Condensed Consolidated Balance Sheets - April 30, 2000 and October 31, 1999                 3

         Condensed Consolidated Statements Of Operations - Six Months and Three Months Ended
            April 30, 2000 and 1999                                                                  4

         Condensed Consolidated Statements Of Cash Flows - Six Months Ended April 30, 2000
            and 1999                                                                                 5

         Notes To Consolidated Financial Statements                                                  6

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                                              8

PART II - OTHER INFORMATION

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                      11

SIGNATURES                                                                                          12


                                PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS




                              RENCO METALS, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           APRIL 30,       October 31,
                                                                             2000             1999
                                     Assets                               (UNAUDITED)       (Audited)
                                     ------                              -------------    -------------
Current assets:
      Cash and cash equivalents                                           $    2,442         $    8,448
      Accounts receivable, less allowance for doubtful accounts of
         $1,215 in 2000 and $532 in 1999                                      22,577             25,478
      Inventories, net (note 2)                                               49,430             44,979
      Prepaid expenses and other current assets                                1,142              1,678
                                                                          ----------         ----------
                  Total current assets                                        75,591             80,583
                                                                          ----------         ----------
Property, plant, and equipment, net                                           46,271             41,862
Other assets, net                                                              3,170              3,646
                                                                          ----------         ----------
                                                                          $  125,032         $  126,091
                                                                          ==========         ==========
                     Liabilities And Stockholder's Deficit
                     -------------------------------------
Current liabilities:
      Current installments of long-term debt                              $       25         $       25
      Accounts payable                                                         4,544              7,043
      Accrued expenses and other current liabilities                          14,421             14,294
                                                                          ----------         ----------
                  Total current liabilities                                   18,990             21,362
                                                                          ----------         ----------
Long-term debt, excluding current installments                               160,618            153,204
Other liabilities                                                             11,084             11,718
                                                                          ----------         ----------
                  Total liabilities                                          190,692            186,284
                                                                          ----------         ----------
Stockholder's deficit:
      Common stock, no par value.  Authorized, issued, and
         outstanding 1,000 shares                                                  1                  1
      Additional paid-in capital                                                 600                600
      Accumulated deficit                                                    (66,261)           (60,794)
                                                                          ----------         ----------
                  Total stockholder's deficit                                (65,660)           (60,193)
                                                                          ----------         ----------
Commitments and contingencies
                                                                          ----------         ----------
                                                                          $  125,032         $  126,091
                                                                          ==========         ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              RENCO METALS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                                     (DOLLARS IN THOUSANDS)


                                                                SIX MONTHS                     THREE MONTHS
                                                              ENDED APRIL 30,                 ENDED APRIL 30,
                                                      ------------------------------    ---------------------------
                                                          2000             1999             2000           1999
                                                      -------------    -------------    ------------   ------------
Sales                                                     $ 79,696         $ 87,567         $40,543       $ 45,947
Costs and expenses:
     Cost of sales                                          61,524           60,313          30,673         31,545
     Depreciation, depletion, and amortization               4,100            4,672           1,892          2,336
     Selling, general, and administrative expenses          10,306           10,199           5,337          5,520
                                                      -------------    -------------    ------------   ------------
            Total costs and expenses                        75,930           75,184          37,902         39,401
                                                      -------------    -------------    ------------   ------------
                Income from operations                       3,766           12,383           2,641          6,546
Other income (expense):
     Interest income                                           124              363              35            124
     Interest expense                                       (9,437)          (9,330)         (4,781)        (4,659)
     Equity in earnings of affiliate                            80                -               -              -
                                                      -------------    -------------    ------------   ------------
            Total other income (expense)                    (9,233)          (8,967)         (4,746)        (4,535)
                                                      -------------    -------------    ------------   ------------
                Income (loss) before income taxes           (5,467)           3,416          (2,105)         2,011

Income tax benefit                                               -           (2,063)              -              -
                                                      -------------    -------------    ------------   ------------
                    Net income (loss)                     $ (5,467)         $ 5,479        $ (2,105)       $ 2,011
                                                      -------------    -------------    ------------   ------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              RENCO METALS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                    (DOLLARS IN THOUSANDS)


                                                                                          SIX MONTHS
                                                                                        ENDED APRIL 30,
                                                                                  ---------------------------
                                                                                      2000           1999
                                                                                  ------------    -----------
Net cash provided by (used in) operating activities                                  $ (4,913)         $ 899
                                                                                  ------------    -----------
Cash flows from investing activities -

      Capital expenditures                                                             (8,508)        (6,268)
                                                                                  ------------    -----------
                  Net cash used in investing activities                                (8,508)        (6,268)
                                                                                  ------------    -----------
Cash flows from financing activities:
      Net borrowings (repayments) under revolving credit agreements                     7,427           (375)
      Repayment of long-term debt                                                         (12)           (11)
      Payment of financing fees                                                             -            (50)
                                                                                  ------------    -----------
                  Net cash provided by (used in) financing activities                   7,415           (436)
                                                                                  ------------    -----------
Decrease in cash and cash equivalents                                                  (6,006)        (5,805)

Cash and cash equivalents, beginning of period                                          8,448         21,690
                                                                                  ------------    -----------
Cash and cash equivalents, end of period                                              $ 2,442       $ 15,885
                                                                                  ============    ===========



Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
      Cash paid during the period for interest                                        $ 8,961        $ 8,836
      Cash paid during the period for income taxes                                    $     -        $   209


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


                      SUMMARIZED COMBINED GUARANTOR FINANCIAL INFORMATION
                      ---------------------------------------------------

                                                Six months                      Three months
                                              Ended April 30,                  Ended April 30,
                                            2000           1999               2000          1999
                                        -------------  -------------      -------------  ------------
                                           (dollars in thousands)           (dollars in thousands)
Statement of operations data:
       Net sales                            $ 79,696       $ 87,567           $ 40,543      $ 45,947
       Cost of sales                        $ 61,524       $ 60,313           $ 30,673      $ 31,545
       Net income (loss)                    $ (5,530)      $  5,422           $ (2,137)     $  1,972


                                                                                         October 31,
                                                                           APRIL 30,        1999
                                                                              2000        (Audited)
                                                                          -------------  ------------
                                                                            (dollars in thousands)
Balance sheet data:
       Current assets                                                         $ 73,674      $ 78,701
       Noncurrent assets                                                      $ 49,441      $ 45,508
       Current liabilities                                                    $ 12,357      $ 14,701
       Noncurrent liabilities                                                 $ 21,702      $ 14,922


(2)    INVENTORIES

       Inventories consist of the following:


                                                                                     October 31,
                                                                     APRIL 30,          1999
                                                                        2000          (Audited)
                                                                   ---------------  --------------
                                                                       (dollars in thousands)
       Finished goods                                                $     41,057    $     34,985
       Brine in ponds                                                       1,089           1,228
       Spare parts and supplies                                             9,788           9,076
       Raw materials and work-in-process                                      729             963
                                                                   ---------------  --------------
                                                                           52,663          46,252
       Less LIFO reserve                                                    3,233           1,273
                                                                   ---------------  --------------
                                                                     $     49,430    $     44,979
                                                                   ===============  ==============


(3)    SEGMENT INFORMATION

       The Company classifies its operations into two operating segments: magnesium production and steel wholesaling and fabrication. Management evaluates a segment's performance based upon operating income. There are no intersegment sales, allocated costs, or jointly used assets. Summarized financial information by operating segment follows.


                                                              SIX MONTHS                 THREE MONTHS
                                                            ENDED APRIL 30,             ENDED APRIL 30,
                                                     --------------------------------------------------------
                                                         2000           1999          2000          1999
                                                     -------------  ------------  ------------  -------------
                                                        (dollars in thousands)      (dollars in thousands)
          Revenues:
                Magnesium                                 $56,838      $ 65,383       $28,352       $ 34,197
                Steel                                      22,858        22,184        12,191         11,750
                                                     -------------  ------------  ------------  -------------
                   Consolidated revenues                  $79,696      $ 87,567       $40,543       $ 45,947
                                                     =============  ============  ============  =============

          Profit or loss:
             Income from operations:
                Magnesium                                 $ 2,610      $ 11,612       $ 1,907        $ 5,865
                Steel                                         532           146           420            356
                                                     -------------  ------------  ------------  -------------
                   Total reportable segments                3,142        11,758         2,327          6,221
                                                     -------------  ------------  ------------  -------------

             All other income (expense), net               (8,609)       (8,342)       (4,432)        (4,210)
                                                     -------------  ------------  ------------  -------------
                   Consolidated income (loss)
                          before income taxes            $ (5,467)      $ 3,416      $ (2,105)       $ 2,011
                                                     =============  ============  ============  =============


(4)    COMPREHENSIVE  INCOME

       The Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), Reporting Comprehensive Income, effective November 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income
       (loss) was equal to the net income (loss) presented in the accompanying condensed consolidated statements of operations for each period presented.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - SIX MONTHS ENDED APRIL 30, 2000 COMPARED TO SIX MONTHS ENDED APRIL 30, 1999

SALES for the six-month period ended April 30, 2000 decreased 9.0% over the corresponding prior period. The decrease was attributable to a 13.1% decrease in Magcorp's revenues partially offset by a 3.0% increase in Sabel's revenues. Magnesium shipments decreased 8.3% and Magcorp's average selling price for magnesium decreased 5.9% when compared to the corresponding six-month period in 1999. Import competition from foreign producers continues to put pressure on magnesium pricing and volumes. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no certainty that current trends will not continue. Sabel's sales increase was due to overall price increases in the U.S. steel industry.

COST OF SALES for the six-month period ended April 30, 2000 increased 2.0% on a consolidated basis. Magcorp's cost of sales increased 3.8% due primarily to higher production costs at Magcorp caused by low production levels and high natural gas costs. Cost of sales at Magcorp was also adversely affected by increased processing costs associated with increased volumes of recycled magnesium. When compared to the corresponding six-month period in 1999, Magcorp increased its participation in die cast markets, which also requires handling and recycling of die cast customer scrap, increasing costs and decreasing margins. Magcorp's cost of sales increase was offset by a 3.6% cost of sales decrease at Sabel attributable to volume decreases incurred while margins increased in the U.S. Steel industry as mentioned above.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the six-month period ended April 30, 2000 decreased 12.2% due to certain long-lived assets originally capitalized at the time of Magcorp's acquisition in 1989 becoming fully depreciated, offset by increased depreciation for recently acquired capital equipment additions.

INTEREST INCOME for the six-month period ended April 30, 2000 decreased $239,000 due to decreased cash and cash equivalent balances on hand.

INTEREST EXPENSE for the six-month period ended April 30, 2000 increased $107,000 due to higher revolving credit facility borrowings at Magcorp. Revolving credit facility rates are based on the prime rate, which also increased during the period.

INCOME TAXES for the six-month period ended April 30, 2000 were zero. Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Group. Accordingly, the Company is generally not subject to income taxes. As a result of the subchapter S designation, during the six months ended April 30, 1999 the Company recognized an income tax benefit of $2.1 million that included the elimination of net deferred tax liabilities recorded as of October 31, 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS ENDED APRIL 30, 1999

SALES for the three-month period ended April 30, 2000 decreased 11.8% over the corresponding prior period. The decrease was attributable to a 17.1% decrease in Magcorp's revenues partially offset by a 3.8% increase in Sabel's revenues. Magnesium shipments decreased 11.4% and Magcorp's average selling price for magnesium decreased 7.1% over the corresponding 1999 three-month period. Import competition from foreign producers continues to put pressure on magnesium pricing and volumes. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no certainty that current trends will not continue. Sabel's sales increase was due to overall price increases in the U.S. steel industry.

COST OF SALES for the three-month period ended April 30, 2000 decreased 2.8% on a consolidated basis. Magcorp's cost of sales decreased 3.2% due primarily to lower sales volumes, partially offset by higher production costs at Magcorp caused by production levels being below capacity. A 1.3% cost of sales decrease at

Sabel was attributable to volume decreases incurred while margins increased in the U.S. Steel industry as mentioned above.

DEPRECIATION, DEPLETION, AND AMORTIZATION for the three-month period ended April 30, 2000 decreased 19.0% due to certain long-lived assets originally capitalized at the time of Magcorp's acquisition in 1989 becoming fully depreciated, offset by increased depreciation for recently acquired capital equipment additions.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES for the three-month period ended April 30, 2000 decreased 3.3% due in large part to profit-based deferred compensation accrual adjustments.

INTEREST INCOME for the three-month period ended April 30, 2000 decreased $89,000 due to decreased cash and cash equivalent balances on hand.

INTEREST EXPENSE for the three-month period ended April 30, 2000 increased $122,000 due to higher revolving credit facility borrowings at Magcorp.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital investments and interest payment obligations. The Company's primary source of liquidity has historically been cash provided by operating activities. The Company also has available $40.0 million in revolving credit facilities that provide for advances by the lender based on specified percentages of eligible accounts receivable and inventories to a maximum of $33.0 million for Magcorp and $7.0 million for Sabel, net of outstanding letters of credit. As of April 30, 2000, the unused amounts available to Magcorp and Sabel were approximately $21.8 million and $2.2 million, respectively. During the six-month period ended April 30, 2000, Magcorp and Sabel borrowed net amounts of $5.4 million and $2.0 million, respectively, under their revolving credit facilities.

Cash used in operating activities was $4.9 million for the six-month period ended April 30, 2000 compared to $899,000 provided by operations for the corresponding prior period. The $5.8 million increase in cash used in operations when compared to the comparable period in 1999 resulted primarily from decreased operating income, partially offset by favorable changes in working capital items, most notably decreased accounts receivable levels and smaller increases in inventory levels. The reduced operating income is attributable to lower sales volume and pricing from increased import competition in the magnesium operations and by lower margins earned on increased participation in die cast market products as discussed above. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will not continue.

Capital expenditures were $8.5 million for the six-month period ended April 30, 2000, and are budgeted to total approximately $20 million for 2000, $10 million for 2001, and $9 million for 2002. Of these projected capital expenditure amounts, an estimated total of $31 million is related to new electrolytic cell technology that is expected to improve manufacturing efficiencies and ensure compliance with future environmental standards. Original plans for complete plant conversion have been scaled back and timing of the project has been revised to allow some flexibility due to reduced cash flow from operations caused by worsened market conditions. As a result, conversion of the cells is now expected to commence in late fall of 2000 and take place over a period of approximately two years. Associated cost reductions and related manufacturing efficiencies will occur gradually as conversion progresses, but will not be fully realized in the Company's operating results until 2002.

Management anticipates that existing cash balances, cash generated from operations, and availability under its revolving credit facilities will be sufficient to finance the Company's liquidity needs through the end of the current fiscal year. However, if magnesium market conditions continue to deteriorate, in order to fund its planned capital expenditures, the Company is considering additional sources of liquidity. In this regard, the Company is currently in discussions with its primary lender to increase availability under its revolving credit facilities.

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

ENVIRONMENTAL MATTERS

Title III of the Clean Air Act will establish, on a published schedule, new national emission standards for hazardous air pollutants (NESHAPS). NESHAPS are to be based on maximum achievable control technology as determined by a comparison of installations at similar facilities in specific industry categories. Representatives from the United States Environmental Protection Agency (EPA) have visited Magcorp's facility in preparation for the process of establishing NESHAPS for chlorine and hydrogen chloride emissions. It is expected that Magcorp will be required to make substantial reductions in chlorine emissions to meet NESHAPS for primary magnesium refineries that will be promulgated by mid-2002, with an expected three to five year timetable for compliance following promulgation of the new standards.

In anticipation of the new standards, Magcorp has embarked on a program to install new electrolytic cell technology that will reduce chlorine emissions at the source. The new cells are also expected to significantly reduce costs because they have much higher throughput and are more energy efficient. As noted above, cell conversion is expected to commence in late fall of 2000 and take place over approximately two years. With respect to hydrogen chloride, Magcorp has recently installed and is successfully operating scrubbers to reduce pertinent emissions. Magcorp does not expect that it will be required to spend significant additional amounts to meet the new standards for hydrogen chloride. Magcorp plans to spend an estimated $30 to $35 million of its total capital expenditure budget through 2002, directly or indirectly, to meet environmental regulatory requirements, primarily for NESHAPS, and for other anticipated future requirements. Prototype cell-related project development expenses to date total $7.0 million. There can be no assurance that Magcorp's cell conversion program will be successful, and to the extent it is not successful, it could have a material adverse effect on the Company's financial condition and results of operations.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                               S I G N A T U R E S

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RENCO METALS, INC.
                                            (Registrant)





         June 12, 2000                          /s/    Ira Leon Rennert
-------------------------------             ---------------------------------
Date                                        Ira Leon Rennert
                                            Chairman of the Board and
                                            Principal Executive Officer



         June 12, 2000                          /s/    Roger L. Fay
-------------------------------             ---------------------------------
Date                                        Roger L. Fay
                                            Vice President - Finance
                                            Principal Financial  and
                                            Accounting Officer

                                         RENCO METALS, INC.

                                           EXHIBIT INDEX


                  Exhibit Number                           Description
                  --------------                           -----------
---------------------------------------------------------------------------------------------------------------
                        10.1 (f)                           Employment Agreement, between Magnesium
                                                           Corporation of America and Cameron F. Tissington,
                                                           dated May 15, 2000
---------------------------------------------------------------------------------------------------------------
                         10.1.2                            Amendment to Employment Agreement and
                                                           Consulting Agreement, between Magnesium
                                                           Corporation of America and Howard I. Kaplan, (with
                                                           Addendum), dated May 18, 2000
---------------------------------------------------------------------------------------------------------------
                           27                              Financial Data Schedule
---------------------------------------------------------------------------------------------------------------
