Form 10-Q
period 2000-07-31
RENCO METALS INC
filed 2000-09-11
CIK 911566

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JULY 31, 2000

                                       or

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


Number of shares outstanding of each of the registrant's classes of common stock, as of September 8, 2000:

COMMON STOCK, NO PAR VALUE                                          1,000 SHARES

                                    FORM 10-Q
                               RENCO METALS, INC.
                           QUARTER ENDED JULY 31, 2000


                                TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------
PART I - FINANCIAL INFORMATION
    ITEM 1 - FINANCIAL  STATEMENTS

        Condensed Consolidated Balance Sheets - July 31, 2000 and October 31, 1999       3

        Condensed Consolidated Statements Of Operations - Nine Months and Three          4
          Months Ended July 31, 2000 and 1999

        Condensed Consolidated Statements Of Cash Flows - Nine Months Ended July         5
          31, 2000 and 1999

        Notes To Consolidated Financial Statements                                       6

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND             8
             RESULTS OF OPERATIONS
PART II - OTHER INFORMATION

    ITEM 1 - LEGAL MATTERS                                                               12

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                            12
SIGNATURES                                                                               13

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                       RENCO METALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       JULY 31,       October 31,
                                                                         2000            1999
                              Assets                                 (UNAUDITED)       (Audited)
                              ------                                 -----------      -----------
Current assets:
     Cash and cash equivalents                                         $   1,935       $   8,448
     Accounts receivable, less allowance for doubtful accounts of
        $1,560 in 2000 and $532 in 1999                                   19,166          25,478
     Inventories, net (note 2)                                            49,356          44,979
     Prepaid expenses and other current assets                             1,200           1,678
                                                                       ---------       ---------
               Total current assets                                       71,657          80,583
                                                                       ---------       ---------
Property, plant, and equipment, net                                       46,568          41,862
Other assets, net                                                          3,099           3,646
                                                                       ---------       ---------
                                                                       $ 121,324       $ 126,091
                                                                       =========       =========
              Liabilities and Stockholder's Deficit

Current liabilities:
     Current installments of long-term debt                            $      25       $      25
     Accounts payable                                                      4,836           7,043
     Accrued expenses and other current liabilities                        9,340          14,294
                                                                       ---------       ---------
               Total current liabilities                                  14,201          21,362
                                                                       ---------       ---------
Long-term debt, excluding current installments                           167,574         153,204
Other liabilities                                                         10,609          11,718
                                                                       ---------       ---------
               Total liabilities                                         192,384         186,284
                                                                       ---------       ---------
Stockholder's deficit:
     Common stock, no par value.  Authorized, issued, and
        outstanding 1,000 shares                                               1               1
     Additional paid-in capital                                              600             600
     Accumulated deficit                                                 (71,661)        (60,794)
                                                                       ---------       ---------
               Total stockholder's deficit                               (71,060)        (60,193)
                                                                       ---------       ---------
Commitments and contingencies
                                                                       ---------       ---------
                                                                       $ 121,324       $ 126,091
                                                                       =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RENCO METALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               NINE MONTHS                     THREE MONTHS
                                                              ENDED JULY 31,                  ENDED JULY 31,
                                                        -------------------------       -------------------------
                                                          2000             1999            2000            1999
                                                        ---------       ---------       ---------       ---------
Sales                                                   $ 118,243       $ 132,980       $  38,547       $  45,413
Costs and expenses:
     Cost of sales                                         93,874          92,301          32,350          31,988
     Depreciation, depletion, and amortization              5,829           7,009           1,729           2,337
     Selling, general, and administrative expenses         15,730          15,564           5,424           5,365
                                                        ---------       ---------       ---------       ---------
            Total costs and expenses                      115,433         114,874          39,503          39,690
                                                        ---------       ---------       ---------       ---------
                Income (loss) from operations               2,810          18,106            (956)          5,723
Other income (expense):
     Interest income                                          156             462              32              99
     Interest expense                                     (14,293)        (13,982)         (4,856)         (4,652)
     Equity in earnings of affiliate                          460              --             380              --
                                                        ---------       ---------       ---------       ---------
            Total other income (expense)                  (13,677)        (13,520)         (4,444)         (4,553)
                                                        ---------       ---------       ---------       ---------
                Income (loss) before income taxes         (10,867)          4,586          (5,400)          1,170
Income tax benefit                                             --          (2,063)             --              --
                                                        ---------       ---------       ---------       ---------
                    Net income (loss)                   $ (10,867)      $   6,649       $  (5,400)      $   1,170
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

                       RENCO METALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                              NINE MONTHS
                                                                             ENDED JULY 31,
                                                                        -----------------------
                                                                          2000           1999
                                                                        --------       --------
Net cash used in operating activities                                   $(10,351)      $ (1,566)
                                                                        --------       --------
Cash flows from investing activities -
     Capital expenditures, net                                           (10,532)       (11,557)
                                                                        --------       --------
               Net cash used in investing activities                     (10,532)       (11,557)
                                                                        --------       --------
Cash flows from financing activities:
     Net borrowings (repayments) under revolving credit agreements        14,389         (1,123)
     Repayment of long-term debt                                             (19)           (17)
     Payment of financing fees                                                --            (50)
                                                                        --------       --------
               Net cash provided by (used in) financing activities        14,370         (1,190)
                                                                        --------       --------
Decrease in cash and cash equivalents                                     (6,513)       (14,313)
Cash and cash equivalents, beginning of period                             8,448         21,690
                                                                        --------       --------
Cash and cash equivalents, end of period                                $  1,935       $  7,377
                                                                        ========       ========


Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for interest                           $ 17,895       $ 17,553
     Cash paid during the period for income taxes                       $     --       $    209

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

               SUMMARIZED COMBINED GUARANTOR FINANCIAL INFORMATION

                                          Nine Months                    Three Months
                                         Ended July 31,                 Ended July 31,
                                      2000            1999           2000            1999
                                   ---------       ---------      ---------       ---------
                                     (dollars in thousands)         (dollars in thousands)
Statement of operations data:
      Net sales                    $ 118,243       $ 132,980      $  38,547       $  45,413
      Cost of sales                $  93,874       $  92,301      $  32,350       $  31,988
      Net income (loss)            $ (10,847)      $   6,576      $  (5,317)      $   1,154

                                                                                  October 31,
                                                                   JULY 31,          1999
                                                                     2000         (Audited)
                                                                  ---------       ----------
                                                                    (dollars in thousands)
Balance sheet data:
      Current assets                                              $ 70,192        $ 78,701
      Noncurrent assets                                           $ 49,667        $ 45,508
      Current liabilities                                         $ 11,949        $ 14,701
      Noncurrent liabilities                                      $ 28,183        $ 14,922

(2)   INVENTORIES

      Inventories consist of the following:

                                                                                October 31,
                                                                  JULY 31,         1999
                                                                    2000         (Audited)
                                                                  -------         -------
                                                                   (dollars in thousands)
               Finished goods                                     $42,021         $34,985
               Brine in ponds                                       1,125           1,228
               Spare parts and supplies                             9,753           9,076
               Raw materials and work-in-process                      724             963
                                                                  -------         -------
                                                                   53,623          46,252
               Less LIFO reserve                                    4,267           1,273
                                                                  -------         -------
                                                                  $49,356         $44,979
                                                                  =======         =======

(3)   SEGMENT INFORMATION

      The Company classifies its operations into two operating segments: magnesium production and steel wholesaling and fabrication. Management evaluates a segment's performance based upon operating income. There are no intersegment sales, allocated costs, or jointly used assets. Summarized financial information by operating segment follows.

                                         NINE MONTHS              THREE MONTHS
                                        ENDED JULY 31,           ENDED JULY 31,
                                    ----------------------  ----------------------
                                       2000        1999        2000       1999
                                    ----------  ----------  ---------- -----------
                                    (dollars in thousands)  (dollars in thousands)
Revenues:
     Magnesium                       $ 83,488    $ 99,548     $26,650    $ 34,165
     Steel                             34,755      33,432      11,897      11,248
                                    ----------  ----------  ---------- -----------
        Consolidated revenues       $ 118,243    $132,980     $38,547    $ 45,413
                                    ==========  ==========  ========== ===========

Profit or loss:
   Income (loss) from operations:
     Magnesium                        $ 1,221    $ 16,835    $ (1,389)    $ 5,223
     Steel                                768         344         236         198
                                    ----------  ----------  ---------- -----------
        Total reportable segments       1,989      17,179      (1,153)      5,421
                                    ----------  ----------  ---------- -----------
   All other income (expense), net    (12,856)    (12,593)     (4,247)     (4,251)
                                    ----------  ----------  ---------- -----------
        Consolidated income (loss)
               before income taxes   $(10,867)    $ 4,586    $ (5,400)    $ 1,170
                                    ==========  ==========  ========== ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - NINE MONTHS ENDED JULY 31, 2000 COMPARED TO NINE MONTHS ENDED JULY 31, 1999

Sales for the nine-month period ended July 31, 2000 decreased 11.1% over the corresponding prior period. The decrease was attributable to a 16.1% decrease in Magcorp's revenues, partially offset by a 4.0% increase in Sabel's revenues. Magnesium shipments decreased 11.4% and Magcorp's average selling price for magnesium decreased 6.5% when compared to the corresponding nine-month period in 1999. Imports from foreign producers are at record levels, and continue to put pressure on magnesium pricing and volumes. Magnesium pricing and volume are dependent on the overall world market supply and demand, and current trends are likely to continue for the foreseeable future. Sabel's sales increase was attributable primarily to overall price increases in the U.S. steel industry when compared with the corresponding nine-month period in 1999.

Cost of sales for the nine-month period ended July 31, 2000 increased 1.7% on a consolidated basis. Magcorp's cost of sales increased 2.6% due primarily to higher unit costs at Magcorp caused by low production levels and high natural gas costs, which increases were partially offset by lower sales volumes. Cost of sales at Magcorp was also adversely affected by a 28.9% increase in sales volume of die cast market recycled magnesium. Magcorp continues to increase its participation in die cast markets, which also requires handling and recycling of die cast customer scrap, increasing costs and decreasing margins. Magcorp's cost of sales increase was partially offset by a 1.2% cost of sales decrease at Sabel attributable to volume decreases incurred while prices increased in the U.S. Steel industry as mentioned above.

Depreciation, depletion, and amortization for the nine-month period ended July 31, 2000 decreased 16.8% due to certain long-lived assets originally capitalized at the time of Magcorp's acquisition in 1989 becoming fully depreciated, partially offset by increased depreciation for recently acquired capital equipment additions.

Selling, general and administrative expenses for the nine-month period ended July 31, 2000 are relatively fixed in nature, and did not differ significantly with the comparative prior period in the aggregate, but two components did change significantly. Bad debt expense increased $907,000 over the corresponding prior period due primarily to increased charges to allowance for doubtful accounts stemming from one of Magcorp's customers filing for Chapter 11 bankruptcy protection, which increase was offset in large part by decreases in profit-based deferred compensation accruals at Magcorp.

Interest income for the nine-month period ended July 31, 2000 decreased $306,000 due to decreased cash and cash equivalent balances on hand.

Interest expense for the nine-month period ended July 31, 2000 increased $311,000 due to higher revolving credit facility borrowings at Magcorp. Revolving credit facility rates are based on the prime rate, which also increased during the period.

Income taxes. Effective November 1, 1998, the Company was designated as a qualified subchapter S subsidiary by Group. Accordingly, the Company is generally not subject to income taxes. As a result of the subchapter S designation, during the nine months ended July 31, 1999 the Company recognized an income tax benefit of $2.1 million that included the elimination of net deferred tax liabilities recorded as of October 31, 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JULY 31, 2000 COMPARED TO THREE MONTHS ENDED JULY 31, 1999

Sales for the three-month period ended July 31, 2000 decreased 15.1% over the corresponding prior period. The decrease was attributable to a 22.0% decrease in Magcorp's revenues, partially offset by a 5.8% increase in Sabel's revenues. Magnesium shipments decreased 17.4% and Magcorp's average selling price for magnesium decreased 8.0% over the corresponding 1999 three-month period. Import competition from foreign producers continues to put pressure on magnesium volumes and pricing. Magnesium pricing and volume are dependent on the overall world market supply and demand, and current trends are likely to continue for the foreseeable future. Sabel's sales increase was due to volume increases and to a lesser extent, increases in prices, which softened in the U.S. Steel industry in July 2000.

Cost of sales for the three-month period ended July 31, 2000 increased 1.1% on a consolidated basis. Magcorp's cost of sales increased 0.4% due primarily to higher unit production costs at Magcorp caused by production levels being below capacity and high natural gas costs, partially offset by lower sales volumes. A 3.8% cost of sales increase at Sabel was attributable to sales volume increases described above.

Depreciation, depletion, and amortization for the three-month period ended July 31, 2000 decreased 26.0% due to certain long-lived assets originally capitalized at the time of Magcorp's acquisition in 1989 becoming fully depreciated, offset by increased depreciation for recently acquired capital equipment additions at both Sabel and Magcorp.

Selling, general and administrative expenses for the three-month period ended July 31, 2000 did not differ significantly with the comparative prior period in the aggregate, but two components did change significantly. Bad debt expense increased $305,000 over the corresponding prior period due primarily to increased charges to allowance for doubtful accounts stemming from one of Magcorp's customers filing for Chapter 11 bankruptcy protection, which increase was offset in large part by decreases in profit-based deferred compensation accruals at Magcorp.

Interest income for the three-month period ended July 31, 2000 decreased $67,000 due to decreased cash and cash equivalent balances on hand.

Interest expense for the three-month period ended July 31, 2000 increased $204,000 due to higher revolving credit facility borrowings at Magcorp.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from working capital requirements, capital investments and long-term debt interest payment obligations. The Company's primary source of liquidity has historically been cash provided by operating activities. Recent liquidity has been provided by the Company's $40.0 million in revolving credit facilities that provide for advances by the lender based on specified percentages of eligible accounts receivable and inventories to a maximum of $33.0 million for Magcorp and $7.0 million for Sabel, net of outstanding letters of credit. As of July 31, 2000, the unused amounts available to Magcorp and Sabel were approximately $10.1 million and $2.9 million, respectively. During the nine-month period ended July 31, 2000, Magcorp and Sabel borrowed net amounts of $13.2 million and $1.2 million, respectively, under their revolving credit facilities.

Cash used in operating activities was $10.4 million for the nine-month period ended July 31, 2000 compared to $1.6 million used in operations for the corresponding prior period. The $8.8 million increase in cash used in operations, when compared to the comparable period in 1999, resulted primarily from decreased operating income, partially offset by favorable changes in working capital items, most notably decreased accounts receivable levels and smaller increases in inventory levels. The reduced operating income is attributable to lower sales volume and pricing from increased import competition in the magnesium operations and by lower margins earned on increased participation in die cast market products as discussed above. Magnesium pricing and volume are dependent on the overall market supply and demand, and there is no assurance that current trends will not continue.

Capital expenditures were $10.5 million for the nine-month period ended July 31, 2000, and are budgeted to total approximately $15 million for 2000, $15 million for 2001, and $9 million for 2002. Of these capital expenditure amounts, an estimated total of $31 million is related to new electrolytic cell technology that is expected to improve manufacturing efficiencies and ensure compliance with future environmental standards. Original plans for complete plant conversion have been scaled back and timing of the project has been revised to allow some flexibility due to reduced cash flow from operations caused by worsened market conditions. One of four existing electrolytic cell buildings has been stripped and prepared for installation of new cells. Installation of new cells is expected to commence in late fall of 2000 and take place over a period of approximately two years. Associated cost reductions and related manufacturing efficiencies will occur gradually as conversion progresses, but will not be fully realized in the Company's operating results until 2002.

Management anticipates that existing cash balances, cash generated from operations, and availability under its revolving credit facilities will be sufficient to finance the Company's liquidity needs through the end of the current fiscal year. Based on current operations and in light of current magnesium market conditions, the Company believes that its present sources of liquidity will not be adequate to meet its projected requirements for working capital, capital expenditures, scheduled debt service requirements and other general corporate purposes for fiscal 2001. The Company therefore is pursuing additional sources of liquidity. In this regard, the Company is currently in discussions with its primary lender to increase availability under its revolving credit facilities.

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

ENVIRONMENTAL MATTERS

Title III of the Clean Air Act will establish, on a published schedule, new national emission standards for hazardous air pollutants (NESHAPS). NESHAPS are to be based on maximum achievable control technology as determined by a comparison of installations at similar facilities in specific industry categories. Representatives from the United States Environmental Protection Agency (EPA) have visited Magcorp's facility in preparation for the process of establishing NESHAPS for hydrogen chloride and chlorine emissions. Magcorp has scrubbers operating to reduce pertinent hydrogen chloride emissions, and does not expect that it will be required to incur significant expenditures to meet the new standards. With respect to chlorine emissions, Magcorp expects it will be required to make substantial reductions to meet NESHAPS for primary magnesium refineries that will be promulgated in mid-2002, with an expected three to six year timetable for compliance following establishment of the new standards.

In anticipation of the new EPA standards, Magcorp has embarked on a program to install new electrolytic cell technology that will reduce chlorine emissions at the source. The new cells are also expected to significantly reduce costs because they have much higher throughput and are more energy efficient. As noted above, cell installation is expected to commence in late fall of 2000 and take place over approximately two years. Magcorp plans to spend an estimated $30 to $35 million of its total capital expenditure budget through 2002, directly or indirectly, to meet environmental regulatory requirements, primarily for NESHAPS, and for other anticipated future requirements. Cell-related project development expenses to date total $7.0 million. If unforeseen operating problems are encountered with the cell conversion project, it could have a material adverse effect on the Company's financial condition and results of operations.

Sampling conducted by Magcorp and by Utah State Department of Environmental Quality (UDEQ) in 1998 and 1999 indicated a low but measurable accumulation of chlorinated hydrocarbons in the form of dioxin/furan compounds in soil and sediment samples from a contained and permitted process wastewater collection and retention system used at the Magcorp plant site for over 25 years. Background levels of the compounds were found in perimeter areas of the facility. While Magcorp does not consider, and believes that UDEQ authorities do not consider, a health hazard to be associated with these sampling results, Magcorp officials are cooperating with EPA in discussions regarding what, if any, action may be required. Management does not expect magnesium refineries to become subject to new regulations regarding these compounds in the near future. If these compounds do become subject to government regulation, the costs of such compliance, if any, could have a material adverse effect on the Company's financial condition and results of operations; however, such costs cannot be assessed at this time.

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

                           PART II- OTHER INFORMATION

ITEM 1 - LEGAL MATTERS

TRADE ISSUES

Proceedings involving trade issues that occurred during the quarter for which this report is filed are discussed below. These trade issue updates should be read in conjunction with background information contained in the Company's Form 10-K for the fiscal year ended October 31, 1999.

Magnesium from Canada
On July 5, 2000, in conjunction with its sunset review, the Department of Commerce (DOC) published its determination that revocation of the existing countervailing duty orders (CVD) on pure and alloy magnesium from Canada and the antidumping duty order on pure magnesium from Canada would be likely to lead to the continuation or recurrence of countervailable subsidies and dumping. On July 13, 2000, the U.S. International Trade Commission (ITC) determined that revocation of the antidumping and CVD orders would be likely to lead to the continuation or recurrence of material injury to the domestic industry within a reasonably foreseeable time. As a result, these orders will remain in place. On August 4, 2000, the Government of Quebec filed appeals of the DOC's final determination of the sunset reviews. The current antidumping duties on pure magnesium from Canada are 0% for Norsk Hydro Canada Inc. (NHCI) and 21% for all others, and current countervailing duty margins on pure and alloy magnesium from Canada are 1.38% for NHCI and 7.34% for all others.

Magnesium from China
On August 3, 2000, in conjunction with its sunset review, the DOC published its determination that revocation of the existing antidumping duty order on pure magnesium from China would be likely to lead to continuation or recurrence of dumping. On August 22, 2000, the U.S. International Trade Commission (ITC) determined that revocation of the antidumping duty order would be likely to lead to continuation or recurrence of material injury to the domestic industry within a reasonably foreseeable time. As a result, the antidumping duty order on imports of pure magnesium from China will remain in place. The current antidumping duties are 69.53% for one Chinese producer/exporter, Taiyuan Heavy Machinery Import and Export Corporation, and 108.26% for all others.



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



                                            RENCO METALS, INC.
                                            (Registrant)






         September 8, 2000                     /s/    Ira Leon Rennert
----------------------------------          ------------------------------------
Date                                        Ira Leon Rennert
                                            Chairman of the Board and
                                            Principal Executive Officer



         September 8, 2000                     /s/    Roger L. Fay
----------------------------------          ------------------------------------
Date                                        Roger L. Fay
                                            Vice President - Finance
                                            Principal Financial and
                                            Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
   27          Financial Data Schedule